Form 10-Q
period 2006-06-30
NextWave Wireless LLC
filed 2006-08-14
CIK 1315498

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 000-51958

                              NEXTWAVE WIRELESS LLC
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       14-1926116
       (State or other jurisdiction of                          (IRS Employer
        incorporation or organization)                       Identification No.)

12670 HIGH BLUFF DRIVE, SAN DIEGO, CALIFORNIA                      92130
   (Address of principal executive offices)                      (Zip Code)

                                 (858) 480-3100
                         (Registrant's telephone number,
                              including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|


The registrant, a limited liability company, has no common stock outstanding. 491,042,171 limited liability company interests were issued and outstanding on July 15, 2006.
================================================================================

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.      Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets

             Consolidated Statements of Operations

             Consolidated Statements of Cash Flows

             Notes to Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.      Quantitative and Qualitative Disclosure About Market Risk

ITEM 4.      Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings

ITEM 1A.     Risk Factors

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.      Defaults Upon Senior Securities

ITEM 4.      Submission of Matters of a Vote of Security Holders

ITEM 5.      Other Information

ITEM 6.      Exhibits

Signatures

Index to Exhibits

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              NEXTWAVE WIRELESS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JULY 1,    DECEMBER 31,
                                                                          2006         2005
                                                                       (UNAUDITED)   (AUDITED)
                                                                        ---------    ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                             $  30,643    $  93,649
  Short-term investments                                                  309,794      365,582
  Accounts receivable, net of allowance for doubtful accounts of $331
   and $391, respectively                                                   5,206        3,712
  Prepaid expenses and other current assets                                10,623        9,575
                                                                        ---------    ---------
    Total current assets                                                  356,266      472,518
Wireless spectrum licenses, net                                           130,374       45,467
Goodwill                                                                   32,936       24,782
Other intangible assets, net                                               16,846       18,100
Property and equipment, net                                                14,632       11,092
Prepaid expenses and other noncurrent assets                                6,761        7,815
                                                                        ---------    ---------
   Total assets                                                         $ 557,815    $ 579,774
                                                                        =========    =========

                     LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   2,274    $   3,406
  Accrued expenses                                                         12,104        5,152
  Current portion of long-term obligations                                  2,822        2,200
  Deferred revenue                                                          3,100        4,103
  Current tax liability                                                      --            417
  Other current liabilities and deferred credits                            1,009          822
                                                                        ---------    ---------
    Total current liabilities                                              21,309       16,100
                                                                        ---------    ---------
Long-term deferred credits and reserves                                     8,575        8,306
Long-term obligations                                                      15,661       14,934
Minority interest in subsidiary                                             1,143        1,070
                                                                        ---------    ---------
Commitments and contingencies
Members' equity:
  Membership interests; 490,542 and 488,672 interests issued and
   outstanding as of July 1, 2006 and December 31, 2005, respectively     592,389      589,354
  Accumulated other comprehensive loss                                     (1,078)        (832)
  Retained deficit                                                        (80,184)     (49,158)
                                                                        ---------    ---------
    Total members' equity                                                 511,127      539,364
                                                                        ---------    ---------
      Total liabilities and members' equity                             $ 557,815    $ 579,774
                                                                        =========    =========







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              NEXTWAVE WIRELESS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS) (UNAUDITED)

                                                    THREE MONTHS     INCEPTION     SIX MONTHS
                                                       ENDED     (APRIL 13, 2005)    ENDED
                                                      JULY 1,       TO JUNE 30,      JULY 1,
                                                        2006           2005           2006
                                                      --------       --------       --------
Revenues                                              $  8,331       $    148       $ 14,004
                                                      --------       --------       --------

Operating expenses:
 Cost of revenues                                        2,957             85          5,587
 Engineering, research and development                  11,650          2,913         21,633
 General and administrative                             13,632          3,287         22,504
 Sales and marketing                                     2,239           --            3,778
 Purchased in-process research and development           1,648           --            1,648
                                                      --------       --------       --------
      Total operating expenses                          32,126          6,285         55,150
                                                      --------       --------       --------
        Loss from operations                           (23,795)        (6,137)       (41,146)
                                                      --------       --------       --------
  Other income (expense)
    Interest income                                      3,197          3,470          6,384
    Interest expense                                      (366)          (304)          (674)
    Other income and expense, net                          216             23            124
                                                      --------       --------       --------
      Total other income (expense), net                  3,047          3,189          5,834
                                                      --------       --------       --------
        Loss before income tax benefit and minority
          interest                                     (20,748)        (2,948)       (35,312)
    Income tax benefit                                    --             --              209
    Minority interest                                      214           --              871
                                                      --------       --------       --------
       Net loss                                       $(20,534)      $ (2,948)      $(34,232)
                                                      ========       ========       ========






















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              NEXTWAVE WIRELESS LLC
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                           (IN THOUSANDS) (UNAUDITED)

                                                                 ACCUMULATED OTHER
                                        MEMBERSHIP INTERESTS       COMPREHENSIVE       RETAINED      TOTAL MEMBERS'   COMPREHENSIVE
                                      UNITS          AMOUNT            LOSS            DEFICIT          EQUITY            LOSS
                                   ---------       ---------        ---------        ---------        ---------        ---------
BALANCE AT DECEMBER 31, 2005         488,672       $ 589,354        $    (832)       $ (49,158)       $ 539,364
Units issued for business
 acquisition                           1,558           1,558             --               --              1,558

Units issued for unit options
 exercised                               312             312             --               --                312
Share-based compensation                --             2,612             --               --              2,612
Accumulated deficit of variable
 interest entity eliminated upon
 acquisition by NextWave                --              --               --              3,206            3,206
Distributions to members                --            (1,447)            --               --             (1,447)
Unrealized net losses on
 investments                            --              --               (246)            --               (246)       $    (246)
Net loss                                --              --               --            (34,232)         (34,232)         (34,232)
                                   ---------       ---------        ---------        ---------        ---------        ---------
BALANCE AT JULY 1, 2006              490,542       $ 592,389        $  (1,078)       $ (80,184)       $ 511,127        $ (34,478)
                                   =========       =========        =========        =========        =========        =========


















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              NEXTWAVE WIRELESS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                                     INCEPTION
                                                                   SIX MONTHS        (APRIL 13,
                                                                     ENDED         2005) TO JUNE
                                                                  JULY 1, 2006        30, 2005
                                                                   ---------         ---------
 OPERATING ACTIVITIES
 Net loss                                                          $ (34,232)        $  (2,948)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                         2,564                27
  Amortization of intangible assets                                    2,468               444
  Share-based compensation                                             2,612              --
  In-process research and development                                  1,648              --
  Loss on disposal of property and equipment                             474              --
  Minority interest                                                     (871)             --
  Losses incurred by strategic investment                                661              --
  Accretion of interest expense                                          636               282
  Other non-cash adjustments                                             607              (142)
  Changes in operating assets and liabilities:
    Accounts receivable                                               (1,434)             (114)
    Prepaid expenses and other current assets                         (2,415)              142
    Other assets                                                         940               (87)
    Accounts payable and accrued liabilities                           4,329                34
    Deferred credits and reserves                                     (1,193)              372
                                                                   ---------         ---------
        Net cash used in operating activities                        (23,206)           (1,990)
                                                                   ---------         ---------

 INVESTING ACTIVITIES
 Proceeds from maturities of available-for-sale securities           132,772           574,432
 Proceeds from the sale of available-for-sale securities             264,355              --
 Purchases of available-for-sale securities                         (341,584)         (814,229)
 Cash paid for business combination, net of cash acquired             (4,875)             --
 Cash paid for wireless spectrum licenses                            (80,295)             --
 Purchase of property and equipment                                   (7,157)           (1,197)
 Other, net                                                           (1,755)             --
                                                                   ---------         ---------
        Net cash provided by (used in) investing activities          (38,539)         (240,994)
                                                                   ---------         ---------

 FINANCING ACTIVITIES
 Payments on long-term obligations                                    (2,139)             --
 Cash distributions paid to members                                   (1,447)             --
 Proceeds from investment by joint venture partner                     1,995              --
 Proceeds from the sale of common stock                                  330              --
                                                                   ---------         ---------
        Net cash used in financing activities                         (1,261)             --
                                                                   ---------         ---------
    Net increase (decrease) in cash and cash equivalents             (63,006)         (242,984)

 Cash and cash equivalents, beginning of period                       93,649           555,099
                                                                   ---------         ---------
 Cash and cash equivalents, end of period                          $  30,643         $ 312,115
                                                                   =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for taxes                                                $      55         $    --
Cash paid for interest                                                  --                --
Noncash investing and financing activities:
 Wireless spectrum licenses acquired with lease obligations            2,478              --
 Membership interests issued for business acquisitions                 1,558              --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              NEXTWAVE WIRELESS LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   NEXTWAVE, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT
     ACCOUNTS

     NextWave Wireless LLC (together with its subsidiaries, "NextWave") is an early-stage wireless technology company engaged in the development of next-generation mobile broadband and wireless multimedia products, technologies and services. We are developing proprietary chipsets and related network and device products based on the IEEE 802.16e WiMAX standard that we believe will significantly improve the performance and economics of fixed and mobile wireless broadband networks. A key design objective of our products and technologies is to improve the ability of mobile WiMAX to cost effectively handle the large volume of network traffic that we believe Voice Over Internet Protocol ("VoIP") telephony, high speed web-surfing and next-generation wireless multimedia applications such as high resolution mobile TV, high fidelity streaming audio and interactive real-time gaming will generate. We intend to market our 802.16e WiMAX compliant products and technologies under the WiMAXPLUS trademark ("WiMAXPLUS(TM)") to network infrastructure and device manufacturers and network operators worldwide. To stimulate demand for our WiMAXPLUS products, we plan to partner with service providers to build and operate 802.16e WiMAX compliant networks that operate on our licensed spectrum and utilize network and device equipment which incorporate our WiMAXPLUS products and technologies. In addition, through our PacketVideo subsidiary, we are a global provider of embedded multimedia software for mobile phones. We believe our WiMAXPLUS enhanced network and subscriber solutions, combined with our wireless multimedia software products and our spectrum assets, will offer wireless service providers, cable operators, multimedia content distributors, applications service providers and Internet service providers a platform to provide advanced wireless broadband services to their customers. To facilitate the deployment of our WiMAXPLUS network solutions, we have accumulated a spectrum footprint across the U.S. covering a population of approximately 206 million people, or POPs, that includes nine of the top ten and 15 of the top 20 markets in the U.S..


     INCEPTION OF NEXTWAVE WIRELESS LLC


     NextWave Wireless Inc. ("Old NextWave Wireless") was formed in 1996 as a wholly-owned operating subsidiary of NextWave Telecom, Inc. ("NTI"), which sought to develop a nationwide CDMA-based personal communication services ("PCS") network. In 1998, Old NextWave Wireless, together with NTI and its other subsidiaries (the "NextWave Telecom group"), filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 2004, Old NextWave Wireless was converted from a corporation to a limited liability company. On March 1, 2005, the Bankruptcy Court confirmed the plan of reorganization of the NextWave Telecom group. The cornerstone of the plan was the sale of NTI and its subsidiaries, excluding Old NextWave Wireless, to Verizon Wireless for approximately $3.0 billion. With the proceeds of the Verizon sale, as well as the proceeds of prior PCS spectrum license sales to Cingular Wireless, Verizon Wireless and MetroPCS, all creditors of the NextWave Telecom group were paid in full and the NTI equity holders received an aggregate cash distribution of approximately $2.6 billion. In addition, the plan provided for the capitalization and distribution to the NTI equity holders of a new wireless technology company that would bear the NextWave name. Pursuant to the plan, on April 13, 2005, the NextWave Telecom group abandoned substantially all of its PCS assets other than the spectrum licenses and all remaining non-PCS assets and liabilities were contributed to Old NextWave Wireless. Immediately thereafter limited liability company interests ("LLC Interests") in NextWave were distributed to the NTI equity holders and NextWave was capitalized with $550.0 million in cash. Through this process, Old NextWave Wireless was reconstituted as a company with a new capitalization and a new wireless technology business plan. The significant underlying assets contributed to NextWave included NTI's residual cash referred to above, the common stock of NextWave Broadband Inc., the convertible Series A Preferred Stock and notes receivable from CYGNUS Communications, Inc. ("CYGNUS"), and wireless spectrum licenses from the Federal Communications Commission ("FCC") useful to NextWave or its new wireless technology business. Pursuant to the plan, the NTI shareholders received undivided interests in the underlying assets of NextWave as part of their consideration for the redemption of their NTI shares, which was followed by the deemed contribution of these undivided interests to NextWave in return for unit membership interests in NextWave.

     FINANCIAL STATEMENT PREPARATION

     The unaudited condensed consolidated financial statements have been prepared by NextWave according to the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the period from inception (April 13, 2005) to December 31, 2005, included in NextWave's Amended Form 10 filed with the United States Securities and Exchange Commission on August 10, 2006.


     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     PRINCIPLES OF CONSOLIDATION AND STRATEGIC INVESTMENTS

     NextWave's consolidated financial statements include the assets, liabilities and operating results of its wholly-owned and majority-owned subsidiaries as of July 1, 2006. NextWave's operating results through January 2006 also include those of a variable interest entity in which NextWave was the primary beneficiary until February 2006, when NextWave acquired all of the remaining ownership interests of the entity and it became a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


     CHANGE IN FISCAL YEAR END

     NextWave's Board of Managers approved a change, effective January 1, 2006, in NextWave's fiscal year end and quarterly reporting periods from quarterly calendar periods ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2006 will be a 52-week year and the first 53-week year will occur in 2009. The three and six month periods ended July 1, 2006 include 13 and 26 weeks, respectively.


     ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive income includes unrealized gains and loses that are excluded from the consolidated statement of operations and are reported as a separate component in members' equity. These unrealized gains and losses represent those on marketable securities that are classified as available-for-sale, and totaled $1.1 million and $0.8 million in unrealized losses at July 1, 2006 and December 31, 2005, respectively.


     RECENT ACCOUNTING PRONOUNCEMENTS

     NextWave adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), effective January 1, 2006. SFAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. NextWave has adopted the provisions of SFAS 123R using the prospective transition method, whereby it will continue to account for unvested equity awards to employees outstanding at December 31, 2005 using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and apply SFAS 123R to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123R, NextWave no longer provides the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123R precludes companies that use the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25. Refer below to Employee Unit- and Share-Based Compensation for more discussion of the adoption of SFAS 123R.


     In November 2005, the Financial Accounting Standards Board ("FASB") issued staff position 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.


     FSP 115-1 replaces the impairment evaluation guidance of Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), with references to existing other-than-temporary impairment guidance. EITF 03-1's disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value," and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on NextWave's results of operations, or cash flows for the six months ended July 1, 2006.


     In June 2006, the FASB Issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for NextWave's fiscal year beginning December 31, 2006, with earlier application permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. NextWave's management believes that adoption of this interpretation is not expected to have a material impact on its financial statements.

     EMPLOYEE UNIT- AND SHARE-BASED COMPENSATION

     NextWave adopted SFAS 123R on January 1, 2006. SFAS 123R requires the recognition of the fair value of unit- and share-based compensation in net income. NextWave recognizes unit- and share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to January 1, 2006, NextWave accounted for employee equity awards using APB 25 and related interpretations in accounting for unit- and share-based compensation.

     NextWave has adopted the provisions of FAS 123R using the prospective transition method, whereby it will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply FAS 123R to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123R, NextWave no longer provides the pro forma disclosures in reports issued for periods ending after December 31, 2005 as FAS 123R precludes companies that used the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25.

     Under the provisions of SFAS 123R, NextWave recognized $1.7 million of stock compensation expense for the three and six months ended July 1, 2006. NextWave utilized the Black-Scholes valuation model for estimating the fair value of stock awards issued during the six months ended July 1, 2006, to employees at the date of grant, with the following weighted-average assumptions for each of three separate option plans administered by NextWave and two of its subsidiaries for the six months ended July 1, 2006:

                                                                             CYGNUS        PACKETVIDEO
                                                             NEXTWAVE     COMMUNICATIONS,   CORPORATION
                                                           WIRELESS LLC      INC. 2004      2005 EQUITY
                                                            2005 UNITS     STOCK OPTION      INCENTIVE
                                                               PLAN            PLAN             PLAN
                                                           ------------   ---------------  ------------
     Weighted average risk-free interest rate                 4.32%            4.37%           3.43%
     Weighted average expected life (in years)                  2.9              4.1             3.6
     Expected stock price volatility                            50%              50%             50%
     Expected dividend yield                                     0%               0%              0%
     Annualized forfeiture rate                                 10%              10%             10%
     Weighted average fair value of options granted           $0.36            $0.13           $0.39


     The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. As none of the plans have sufficient history for estimating the term from grant date to full exercise of the option, NextWave has considered expected terms applied, in part by peer companies to determine the expected life of each grant. Expected volatility is based on an average of peer companies' expected volatilities due to lack of trading history of NextWave membership units or its subsidiaries' shares. The dividend yield of zero is based on the fact that NextWave has never paid cash dividends and has no present intention to pay cash dividends.

     NextWave has assumed an annualized forfeiture rate of 10% for its options based on a combined review of industry and employee turnover data, as well as an analytical review performed of historical pre-vesting forfeitures occurring over the previous year. Under the true-up provisions of SFAS 123R, NextWave will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in NextWave's employee unit and stock options. Use of an option valuation model, as required by SFAS 123R, includes highly subjective assumptions based on long-term predictions and average life of each unit and stock option grant. Because NextWave's unit- and share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect NextWave's estimate of the fair values, in NextWave's opinion, existing valuation models may not be reliable single measures of the fair values of NextWave's unit- and share-based payments.

     Total compensation cost of options granted since January 1, 2006 but not yet vested, as of July 1, 2006, was $4.8 million, which is expected to be recognized over a weighted average period of 3.7 years.

     Share-based compensation expense of $0.2 million was recognized during the six months ended July 1, 2006 for membership interests issued to employee shareholders of one of the CYGNUS subsidiaries, stemming from a prior acquisition, for the attainment of certain product development milestones. The share based payments were recognized as compensation expense in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination."

2.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS


MARKETABLE SECURITIES


     Available-for-sale marketable securities consist of the following:

                                                      JULY 1,   DECEMBER 31,
(in thousands)                                          2006       2005
                                                      --------   --------
Municipal securities                                  $229,376   $280,734
U.S. Treasury and Agency obligations                    54,635     54,666
Corporate notes                                         25,783     30,182
                                                      --------   --------
    Total short-term investments                      $309,794   $365,582
                                                      ========   ========

PROPERTY AND EQUIPMENT


     Property and equipment, net, consist of the following:


                                       ESTIMATED
     (in thousands)                   USEFUL LIFE     JULY 1,       DECEMBER 31,
                                      (IN YEARS)       2006            2005
                                      ----------      ------        -----------
Furniture and equipment                   2-10       $ 10,193        $  7,071
Purchased software                        2-3           6,628           3,459
Leasehold improvements                    3-5             499             879
Construction in progress                  N/A             513             380
                                                     --------        --------
                                                       17,833          11,789
Less accumulated depreciation                          (3,201)           (697)
                                                     --------        --------
      Total property and equipment, net              $ 14,632        $ 11,092
                                                     ========        ========

WIRELESS LICENSES, GOODWILL AND OTHER INTANGIBLE ASSETS


     Intangible assets consist of the following:

                                                 JULY 1, 2006                           DECEMBER 31, 2005
                                      -------------------------------------    -------------------------------------
                                      WEIGHTED      GROSS                      WEIGHTED      GROSS
                                      AVERAGE      CARRYING     ACCUMULATED    AVERAGE      CARRYING     ACCUMULATED
(dollars in thousands)                  LIFE        AMOUNT     AMORTIZATION      LIFE        AMOUNT     AMORTIZATION
Amortized intangible assets:
Leased wireless spectrum licenses     14 years     $ 35,137       $   2,676    15 years     $ 31,347       $  1,510
Purchased technology                  7 years         8,600           1,169     7 years        8,600            555
Purchased customer base               8 years         5,700             678     8 years        5,700            321
Non-compete agreements                4 years         2,800             865     4 years        2,800            537
Other                                 3 years            63               5     3 years           16              3
                                                   --------       ---------                 --------       --------
                                                   $ 52,300       $   5,393                 $ 48,463       $  2,926
                                                   ========       =========                 ========       ========
Intangible assets not subject to
amortization:
Wireless spectrum licenses                         $ 97,913                                 $ 15,630
Goodwill                                             32,936                                   24,782
Purchased tradenames and trademarks                   2,400                                    2,400
                                                   --------                                 --------
                                                   $133,249                                 $ 42,812
                                                   ========                                 ========

     The $8.2 million increase in goodwill in the consolidated balance sheets from December 31, 2005 to July 1, 2006, resulted from current year acquisitions.


         Estimated aggregate amortization expense is expected to be $2.6 million for the remainder of 2006, and $5.1 million, $5.1 million, $4.8 million, $4.5 million and $24.8 million for the years ending December 31, 2007, 2008, 2009, 2010 and thereafter, respectively.

3.   BUSINESS COMBINATIONS


     INVESTMENT IN INQUAM BROADBAND HOLDING, INC.


     On January 6, 2006, NextWave acquired 51% of the equity securities of newly formed Inquam Broadband Holding, Ltd. ("INQUAM") for 1.3 million Euros, or $1.6 million. NextWave also has the right to designate three of the five members of the board of directors. The primary reason for the investment is to provide NextWave with an entry into the wireless broadband telecommunications market in Germany. Under the subscription and shareholder agreement, NextWave has agreed to provide additional funding up to 1.4 million Euros, or approximately $1.6 million. NextWave also has the option to acquire a 51% interest in a subsidiary of Inquam BMR GP, the holder of the remaining 49% interest in INQUAM, for 9.7 million Euros, or approximately $11.7 million, subject to adjustment for changes in liabilities or subsequent funding provided to the subsidiary by INQUAM. The option expires six months after the date of a final court decision as to the validity of a spectrum award made to such subsidiary by the German regulatory authority.


     INQUAM and its wholly-owned subsidiary are included in NextWave's consolidated financial statements from the date of the acquisition.


     ACQUISITION OF CYGNUS


     On February 2, 2006, NextWave acquired all of the outstanding shares of common stock of CYGNUS and the minority interests of one of its subsidiaries, which are already included in the consolidated financial statements as NextWave is deemed to be the primary beneficiary in accordance with FIN 46(R). The total cost of the acquisition was determined as follows:

     (in thousands)
     Advances to CYGNUS, including interest                          $ 18,145
     Accumulated CYGNUS losses while consolidated in accordance
       with FIN 46R                                                    (8,550)
     Conversion of convertible preferred stock into common stock        1,884
     Membership interests issued                                        1,558
     Cash paid                                                             53
     Less cash acquired                                                (4,190)
                                                                     --------
           Total acquisition cost                                    $  8,900
                                                                     ========


     Under the purchase method of accounting, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

     (in thousands)
     Accounts receivable                                              $   196
     Prepaid expenses and other current assets                            511
     Property and equipment                                               704
     Goodwill                                                           8,223
     Deposits and other noncurrent assets                                 658
     Accounts payable, accrued expenses and other current
       liabilities                                                       (613)
     Unfavorable lease liability                                         (692)
     Long-term obligations                                                (87)
                                                                      -------
           Total acquisition cost                                     $ 8,900
                                                                      =======

     The excess of the purchase price over the acquired net tangible assets of $8.2 million has been preliminarily allocated to goodwill in the consolidated balance sheet and will be allocated between goodwill and identifiable intangible assets once NextWave has completed a purchased intangible asset valuation. The related impact from value assigned to in-process research and development costs or to amortization expense, if any, will be adjusted on a prospective basis.

     In connection with the acquisition of the minority interests of one of CYGNUS' subsidiaries, NextWave agreed to issue $0.4 million and $0.5 million in cash, and 0.2 million and 0.2 million in membership interests to certain employee shareholders in December 2006 and December 2007, respectively, or earlier if certain product development milestones are attained. These payments are amortized as compensation expense over the period earned in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." Compensation expense totaled $0.2 million and $0.4 million during the three and six months ended July

1, 2006, respectively. The remaining cash portion of $0.6 million is recorded as deferred compensation and is included in prepaid and other current assets and other noncurrent assets in the consolidated balance sheet at July 1, 2006. The fair value of the membership interests will be remeasured at the end of each reporting period until issued, when the final fair value is determined. Unamortized estimated stock-based compensation totaled $0.3 million at July 1, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining service periods.


     ACQUISITIONS

     During the three months ended July 1, 2006, NextWave completed two acquisitions. The results of operations have been included in the accompanying condensed consolidated financial statements from the respective dates of the acquisitions.

     The aggregate purchase price of these acquisitions was $6.2 million, consisting of $4.8 million in cash, including acquisition costs of $0.1 million, future earnout and holdback payments totaling $1.0 million and the assumption of debt totaling $0.3 million. The excess of purchase price over the acquired net tangible assets was $6.2 million at July 1, 2006, of which $4.6 million and $1.6 million has been preliminarily allocated to goodwill and expensed as in-process research and development costs, respectively, during the three and six months ended July 1, 2006. The excess of the purchase price over the acquired net tangible assets will be allocated between goodwill and identifiable intangible assets once NextWave has completed its purchased intangible asset valuations. The related impact from the final value assigned to in-process research and development costs or to amortization expense, if any, will be adjusted on a prospective basis.

4.   LONG-TERM OBLIGATIONS


     Long-term obligations consist of the following at July 1, 2006 and December 31, 2005:

                                                                            JULY 1,  DECEMBER 31,
     (in thousands)                                                          2006        2005
                                                                           --------    --------
Wireless spectrum lease, imputed interest at 8%, due 2019, net of unamortized discounts of $8,580 and $9,353, respectively, with three
   renewal options for 15 years each                                       $ 15,620    $ 17,047
Wireless spectrum lease, imputed interest at 8%, due 2015, net of an unamortized discount of $990, with five renewal options for 10 years
   each                                                                       2,402        --
Research and development funding due to Tekes, the National Technology
   Agency of Finland, interest at European Central Bank refinancing rate
   (2.75% at July 1, 2006) plus 3%, due annually in December
   through 2008                                                                 320        --
Industrial research assistance contribution from the Canadian
   government, due 2010                                                         141          87
                                                                           --------    --------
                                                                             18,483      17,134
Less current portion                                                         (2,822)     (2,200)
                                                                           --------    --------
                                                                           $ 15,661    $ 14,934
                                                                           ========    ========

     Future payments due on these obligations at July 1, 2006, are as follows:

     (in thousands)
     Fiscal Years Ending,
     2006 (remaining six months)                  $    402
     2007                                            2,680
     2008                                            2,685
     2009                                            2,175
     2010                                            2,175
     Thereafter                                     17,936
                                                  --------
                                                    28,053
     Less unamortized discount                      (9,570)
     Less current portion                           (2,822)
                                                  --------
    Total long-term obligations                   $ 15,661
                                                  ========

     In addition to the lease obligations, beginning in 2009, the first lease agreement in the table above provides for the payment of royalties based on .25% of NextWave's gross revenues, subject to an annual cap of $1.8 million. The second lease agreement in the table above, beginning in 2007 and extending through any renewal periods, provides for the payment of royalties based on 0.25% of gross revenues, subject to a cap of 100% of the annual rent for years 2006-2020, a cap of 150% of the annual rent for years 2021-2035 and no cap during any remaining lease years.

5.   COMMITMENTS AND CONTINGENCIES


ACQUISITIONS OF WIRELESS SPECTRUM

     On May 9, 2006, NextWave entered into a binding acquisition agreement to purchase all of the outstanding shares of common stock of WCS Wireless, Inc.
(WCS). The total cost of the WCS acquisition is expected to be approximately $160.5 million in cash. The assets of WCS are comprised almost entirely of wireless spectrum. NextWave obtained FCC approval of the license transfer application and expects to consummate this transaction in the third quarter of 2006.

     In the second quarter of 2006, NextWave entered into a lease agreement for wireless spectrum, with an initial period of ten years, with two ten-year extension options, for a total initial period lease payment of $16.0 million, payable in advance. NextWave has paid $1.5 million into an escrow account and will pay the balance of $14.5 million upon finality of the license transfer application by the FCC, which is anticipated in September 2006.


SERVICES AND OTHER AGREEMENTS

     NextWave enters into non-cancelable software license agreements and agreements for the purchase of software development and engineering services to facilitate and expedite the development of software modules and applications required in its WiMAX development activities. The services agreements contain provisions for minimum commitments based on the number of team members and their respective billing rates. Amounts paid under these contracts, which expire on various dates through 2008, totaled $0.8 million and $1.4 million during the three and six months ended July 1, 2006, respectively. Estimated future minimum payments due under the terms of these agreements at July 1, 2006, are as follows:

      (in thousands)
     Fiscal Years Ending,
     2006 (remaining six months)                   $  4,130
     2007                                             4,972
     2008                                             7,121
                                                   --------
         Total                                     $ 16,223
                                                   ========

CAPITAL EXPENDITURES


     In July 2005, NextWave entered into a purchase agreement for an office building in Henderson, Nevada for $8.2 million, plus related interior construction costs of approximately $2.5 million. The interior construction costs are payable in the third quarter of 2006. Construction is estimated to be completed during the fourth quarter of 2006, at which time NextWave expects to occupy the facility and the total purchase price will be due and payable.


OPERATING LEASES

     NextWave leases its office and research facilities, cell sites and certain office equipment under noncancellable operating leases expiring on various dates through 2011. NextWave recognizes rent expense on a straight-line basis over the respective lease terms. As a result, any differences between recognized rent expense and required upfront rental payments upon execution that reduce future rental payments is recorded as unapplied prepaid rent and any difference between rent expense and rent payments that are reduced by cash or rent abatements is recognized as deferred rent. At July 1, 2006, unapplied prepaid rent totaled $0.4 million and is included in prepaid expenses and other current assets in the consolidated balance sheet and deferred rent totaled $0.6 million, of which $0.1 million is included in other current liabilities and $0.5 million is included in long-term deferred credits and reserves in the consolidated balance sheet.

     Certain commitments have renewal options extending through the year 2013. Rent expense under these operating leases was $1.9 million and $3.2 million for the three and six months ended July 1, 2006. Sublease income totaled $0.4 million and $0.8 million for the three and six months ended July 1, 2006.

     Future minimum lease payments under noncancellable operating leases, net of sublease rentals at July 1, 2006, are as follows:

                                                  LEASE          SUBLEASE
                                               COMMITMENTS        RENTALS            NET
     (in thousands)                            -----------      -----------      -----------
     Fiscal Years Ending,
     2006 (remaining six months)               $     2,598      $      (761)     $     1,837
     2007                                            5,947             (893)           5,054
     2008                                            5,566                -            5,566
     2009                                            4,697                -            4,697
     2010                                            2,961                -            2,961
     Thereafter                                         49                -               49
                                               -----------      -----------      -----------
                                               $    21,818      $    (1,654)     $    20,164
                                               ===========      ============     ===========


INDEMNIFICATION OF NEXTWAVE TELECOM INC. AND VERIZON WIRELESS CORP.

     In connection with the sale of NTI and its subsidiaries to Verizon Wireless Inc. ("Verizon"), NextWave agreed to indemnify NTI and its subsidiaries against all pre-closing liabilities of NTI and its subsidiaries and against any violation of the Bankruptcy Court injunction against persons having claims against NTI and its subsidiaries, with no limit on the amount of such indemnity. NextWave is not currently aware of any such liabilities that remain following the plan of reorganization and Verizon has not made any indemnity claims.

     A total of $165.0 million is currently held in escrow (the "Escrow Amount") in order to satisfy any amounts due to Verizon in the event that the consolidated net loss of the NextWave Telecom group for the taxable year commencing on January 1, 2005, and ending on April 13, 2005 is, subject to certain adjustments, less than $1.362 billion, to cover any tax deficiencies for the pre-closing tax period, and to cover other indemnifiable losses relating to NTI and its subsidiaries, as described above. The Escrow Amount will be released in accordance with the escrow agreement upon the expiration of the applicable statute of limitations (including extensions thereof) relating to the tax matters addressed above. In addition, if at any time the Escrow Amount exceeds the amount, in the reasonable judgment of Verizon of the potential remaining indemnifiable losses described above, or if former equity holders of NTI have a final resolution with the IRS with respect to certain tax matters, such excess will be released. Verizon has a first-priority perfected security interest in the Escrow Amount.

     To the extent that former equity holders of NTI are ultimately entitled to receive $80.8 million of the Escrow Amount, the FCC will, in accordance with the terms of the global settlement agreement entered into in connection with the plan of reorganization, be entitled to a sharing payment equal to 20% of any additional amounts to be released thereafter, up to a total potential sharing payment of $16.8 million. The first $0.8 million of the sharing payment will be paid to the FCC from a separate sharing payment escrow previously established for the benefit of the FCC. Any Escrow Amount that former equity holders of NTI are entitled to receive in excess of amounts payable to the FCC must be applied to redeem, pro rata, the $149.0 million of Non-Recourse Secured Notes issued as part of the plan of reorganization and described below. Accordingly, NextWave is merely a conduit to distribute amounts, if any, to the former equity holders of NTI and the FCC and will not receive any of the Escrow Amount.

     As part of the plan of reorganization, NextWave issued $149.0 million of Non-Recourse Secured Notes to the former equity holders of NTI. The notes bear no interest and mature on April 13, 2055. Any claims under the notes will only be satisfied by any released Escrow Amount, net of payments due to the FCC. In the event the escrow is terminated before the maturity date and all released amounts have been paid to the note holders, any notes then outstanding will be null, void and of no effect. No holder of any notes will have any recourse against NextWave or its assets or its affiliates, except to the extent that NextWave receives any portion of the released Escrow Amount or otherwise does not comply with the indenture governing the notes or the related agreements.

     NextWave has not included in the accompanying financial statements any amounts related to the Notes and the Escrow Amount due to their contingent nature and the inability to estimate the amount, if any, that will be released from escrow or paid to redeem the Notes.

LEGAL PROCEEDINGS

Finney v. NextWave

     United States ex rel. Finney v. NextWave Telecom Inc. is a qui tam action filed in federal court in the Southern District of New York, with a corresponding administrative claim in bankruptcy court. Finney (the relator) alleges principally that NTI and other defendants, including NextWave Wireless, failed to disclose the existence of a federal statute - the Federal Credit Reform Act - to various agencies of the federal government and to the federal courts. She asserts that decisions issued by the bankruptcy court, the U.S. Court of Appeals for the D.C. Circuit, and the Supreme Court of the United States in connection with the NextWave Telecom group's reorganization efforts were all flawed because they overlooked the relevance of that statute. She alleges that NTI and the other defendants should be held liable because it failed to bring the statute to the attention of these government agencies and courts and seeks damages of more than $9 billion.

     The defendants filed a motion to dismiss on numerous grounds, including that the government was well aware of the existence of the Act, that it is not a false claim to fail to inform the government of the existence of a federal statute, that Finney's claim was effectively a collateral challenge to the decisions of the bankruptcy court and the Supreme Court, and that the action is barred by virtue of the Global Settlement with the FCC and the consummation of the Verizon acquisition and the bankruptcy reorganization.

     On February 24, 2006, the district court issued an order adopting the defendants' principal arguments and proposing to dismiss the complaint in its entirety. Prior to dismissing, the district court asked the United States for its consent, and, on March 2, 2006, the United States consented to dismissal. On April 21, 2006, the District Court ruled that defendants were entitled to an award of legal fees. The court has referred the matter to a Magistrate to fix the amount of the fee award.

     Finney has now filed a notice of appeal to the United States Court of Appeals for the Second Circuit. NextWave expects to join with the other defendants to promptly file a motion to have the appeal dismissed or the decision below affirmed. NextWave believes that the claims made by Finney are meritless and in fact frivolous and expects that it will prevail on appeal.

Other Disputes

     NextWave currently is a party to various other legal proceedings that arise in the ordinary course of NextWave's business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on NextWave's financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. For example, NextWave is currently engaged in two separate disputes relating to leases of EBS spectrum covering approximately 1 million POPs in the Tom's River, New Jersey geographic area. In each case, the lessor has claimed that NextWave is in breach of the terms of the lease and, in one case, has claimed that the lease has been terminated. While NextWave believes these claims are without merit, any adverse resolution would not have a material adverse effect on NextWave's business, results of operations or financial condition.

6.   EQUITY COMPENSATION PLANS

NEXTWAVE WIRELESS LLC 2005 UNITS PLAN

     NextWave's 2005 Units Plan provides for the issuance of nonqualified unit options, or restricted, performance-based, bonus, phantom or other unit-based awards to board managers, employees and consultants to NextWave. Each common unit represents one membership interest in NextWave. The prices, terms and conditions of the options and awards are established by the compensation committee of the board of managers at the time of each grant. Outstanding options generally vest over four years and have a maximum term of 10 years. In June 2006, the NextWave board of managers and members holding a majority of NextWave's membership interests approved an amendment to the plan to provide an additional 20 million interests for awards under the plan. At July 1, 2006, NextWave may issue up to 74,688,000 membership units under this plan, of which 56,176,000 are granted and outstanding options and 18,512,000 are available for future grants.

     The following table summarizes the status of the NextWave plan at July 1, 2006 and activity during the six months ended July 1, 2006:

                                                                                       WEIGHTED
                                                                     WEIGHTED          AVERAGE
                                                                      AVERAGE         REMAINING        AGGREGATE
                                                      OPTIONS      EXERCISE PRICE    CONTRACTUAL     INTRINSIC VALUE
                                                   (IN THOUSANDS)     PER UNIT      TERM (IN YEARS)  (IN THOUSANDS)
                                                   --------------  --------------   ---------------  --------------
     Outstanding at December 31, 2005                    37,383      $     1.00
     Granted                                             20,964      $     1.00
     Exercised                                             (312)     $     1.00
     Forfeited                                           (1,859)     $     1.00
                                                      ---------
        Outstanding at July 1, 2006                      56,176      $     1.00              9.1       $     --
                                                      =========                                        =========
        Exercisable at July 1, 2006                      56,176      $     1.00              9.1       $     --
                                                      =========                                        =========


     The following table summarizes the status of NextWave's unvested options as of July 1, 2006 and changes during the six months ended July 1, 2006:

                                                                     WEIGHTED
                                                                   AVERAGE GRANT
                                                                     DATE FAIR
                                                      OPTIONS        VALUE PER
                                                   (IN THOUSANDS)      UNIT(1)
                                                   --------------      -------
     Unvested at December 31, 2005                       31,310        $    --
     Granted                                             20,964        $  0.37
     Vested                                             (10,190)       $  0.15
     Forfeited                                           (1,839)       $  0.06
     Early exercise of unvested options                     (39)       $    --
                                                      ---------
         Unvested at July 1, 2006                        40,206        $  0.15
                                                      =========


     ------------------------
     (1) The weighted average grant date fair value per unit includes options granted prior to January 1, 2006 which have no grant date fair value assigned as NextWave has adopted the provisions of FAS 123R using the prospective transition method, whereby it continues to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply FAS 123R to all awards granted or modified after that date.


     NextWave received cash from the exercise of stock options under this plan of $0.3 million, with no related tax benefits, during the six months ended July 1, 2006. Upon option exercises under this plan, NextWave issues new NextWave Wireless LLC membership units.

CYGNUS COMMUNICATIONS, INC. 2004 STOCK OPTION PLAN

     The CYGNUS 2004 stock option plan provides for the granting of stock options to eligible employees, directors and consultants of CYGNUS. The prices, terms and conditions of the options are determined by the board of directors of CYGNUS at the time of each grant. Outstanding options generally vest over four years and have a maximum term of 10 years. At July 1, 2006, CYGNUS may issue up to 8,594,000 shares of common stock of CYGNUS under this plan, of which 6,708,000 are granted and outstanding options and 1,886,000 are available for future grants.

     The following table summarizes the status of the CYGNUS plan at July 1, 2006 and activity during the six months ended July 1, 2006:

                                                                                  WEIGHTED
                                                                 WEIGHTED          AVERAGE
                                                                  AVERAGE         REMAINING         AGGREGATE
                                                OPTIONS       EXERCISE PRICE     CONTRACTUAL     INTRINSIC VALUE
                                             (IN THOUSANDS)      PER SHARE     TERM (IN YEARS)   (IN THOUSANDS)
                                             --------------   --------------   ---------------   --------------
     Outstanding at December 31, 2005               7,465        $     0.11
     Granted                                           30        $     0.31
     Exercised                                       (186)       $     0.10
     Forfeited                                       (601)       $     0.11
                                                ---------
        Outstanding at July 1, 2006                 6,708        $     0.11              6.6        $     759
                                                =========                                           =========
        Exercisable at July 1, 2006                 4,691        $     0.11              7.3        $     538
                                                =========                                           =========

     The following table summarizes the status of CYGNUS' unvested options as of July 1, 2006 and changes during the six months ended July 1, 2006:

                                                                     WEIGHTED
                                                                   AVERAGE GRANT
                                                                     DATE FAIR
                                                      OPTIONS        VALUE PER
                                                  (IN THOUSANDS)      SHARE(1)
                                                  --------------      --------
     Unvested at December 31, 2005                        5,963      $     --
     Granted                                                 30      $    0.13
     Vested                                              (1,036)     $     --
     Forfeited                                             (601)     $     --
                                                      ---------
        Unvested at July 1, 2006                          4,356      $     --
                                                      =========


     ------------------------
     (1) The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as NextWave has adopted the provisions of FAS 123R using the prospective transition method, whereby it continues to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply FAS 123R to all awards granted or modified after that date.

     NextWave received cash from the exercise of stock options under this plan of $19,000, with no related tax benefits during the six months ended July 1, 2006. Upon option exercises under this plan, NextWave issues new shares of CYGNUS stock. The CYGNUS 2004 Stock Option Plan was amended in February 2006 to provide for the conversion of each CYGNUS option into .30584 shares of NextWave upon the occurrence of a conversion event which includes the U.S. Securities and Exchange Commission's declaration of a Form 10 effective in conjunction with an effective listing on a public securities exchange, or the sale, public offering or liquidation of NextWave ownership interests. At the time of conversion, the exchange will be accounted for as a modification under SFAS 123R and could result in additional compensation expense.

PACKETVIDEO 2005 EQUITY INCENTIVE PLAN

     The PacketVideo 2005 Equity Incentive Plan provides for the issuance of stock options, stock bonuses or restricted stock to employees, directors and consultants of PacketVideo or its affiliates. Outstanding options generally vest over four years, and have a maximum term of 10 years. At July 1, 2006,

PacketVideo may issue up to 9,250,000 shares of common stock of PacketVideo under this plan, of which 8,879,000 are granted and outstanding options and 371,000 are available for future grants.

     The following table summarizes the status of the PacketVideo plan at July 1, 2006 and activity during the six months ended July 1, 2006:

                                                                                  WEIGHTED
                                                                 WEIGHTED          AVERAGE
                                                                  AVERAGE         REMAINING         AGGREGATE
                                                OPTIONS       EXERCISE PRICE     CONTRACTUAL     INTRINSIC VALUE
                                             (IN THOUSANDS)      PER SHARE     TERM (IN YEARS)   (IN THOUSANDS)
                                             --------------   --------------   ---------------   --------------
     Outstanding at December 31, 2005               8,225      $     1.00
     Granted                                          867      $     1.00
     Forfeited                                       (213)     $     1.00
                                                ---------
        Outstanding at July 1, 2006                 8,879      $     1.00              6.1         $     --
                                                =========                                          ==========
        Exercisable at July 1, 2006                   --
                                                =========

     The following table summarizes the status of PacketVideo's unvested options as of July 1, 2006 and changes during the six months ended July 1, 2006:

                                                                     WEIGHTED
                                                                   AVERAGE GRANT
                                                                     DATE FAIR
                                                      OPTIONS        VALUE PER
                                                  (IN THOUSANDS)      SHARE(1)
                                                  --------------      --------
     Unvested at December 31, 2005                        8,225        $    --
     Granted                                                867        $  0.40
     Forfeited                                             (213)       $    --
                                                      ---------
        Unvested at July 1, 2006                          8,879        $  0.04
                                                      =========


     ------------------------
     (1) The weighted average grant date fair value per share includes options granted prior to January 1, 2006 which have no grant date fair value assigned as NextWave has adopted the provisions of FAS 123R using the prospective transition method, whereby it continues to account for unvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply FAS 123R to all awards granted or modified after that date.

     There were no exercises of stock options under this plan during the six months ended July 1, 2006. Upon option exercises under this plan, NextWave issues new shares of PacketVideo stock. Upon consummation of a public offering of common stock by NextWave using a Form S-1 or replacement form registration statement, each outstanding option will be converted into an equivalent option to purchase shares of common stock to be issued by NextWave. At the time of conversion, the exchange will be accounted for as a modification under SFAS 123R and could result in additional compensation expense.

         NON-EMPLOYEE WARRANTS AND OTHER UNIT-BASED COMPENSATION

     In September 2005, NextWave issued warrants to purchase 3,000,000 membership interests of NextWave to Station 4, LLC, a strategic advisor, at an exercise price of $1.00 per membership interest. At July 1, 2006, 1,000,000 of the warrants were vested and, of the remaining 2,000,000 warrants, 1,000,000 vests each on September 1, 2006 and 2007. No warrants were exercised during the six months ended July 1, 2006, and all of the warrants expire on September 1, 2010. Under a related advisory services agreement, the advisor earned warrant exercise credits of $416,665 on January 15, 2006, and continues to earn $83,333 on the first day of each month thereafter, through the date of expiration of the agreement in September 2008. The warrant exercise credits are earned based on the passage of time during which the services agreement is in effect. The warrant exercise credits are not payable in cash under any circumstances and may be used only as credits against the exercise price of the warrants when the advisor elects to exercise the warrants. If the warrant does not vest because the advisory services agreement has been terminated, the advisor will lose any warrant exercise credits that cannot be applied to exercise vested warrants. The warrants will be exercisable for shares of common stock of NextWave Wireless

Inc. following the corporate conversion merger. During the three and six months ended July 1, 2006, expense related to the warrant exercise credits totaled $0.3 million and $0.5 million, respectively. Unamortized expense totaled $2.2 million at July 1, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining vesting periods. Under the agreement, in the event that the advisor makes a significant contribution to a transaction in which NextWave acquires the use of a substantial amount of certain types of spectrum as specified in the agreement, NextWave would issue to the advisor 5,000,000 in membership interests upon the completion of such transaction.

     Stock-based compensation expense related to these warrants was measured using the fair value method as prescribed by SFAS No. 123, and totaled $0.1 million and $0.2 million during the three and six months ended July 1, 2006. The fair value assigned to the vested increments of this warrant was estimated at the date of vesting and, for the unvested increments, at July 1, 2006, using the Black-Scholes option-pricing model based on the following weighted average assumptions: contractual option term of 4.0 years, expected volatility of 50%, expected dividend yield of zero and a risk-free rate of 4.73%, resulting in a weighted average fair value of $0.44 per warrant unit. The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined. Unamortized estimated stock-based compensation totaled $0.5 million at July 1, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining vesting periods. In accordance with the requirements of SFAS No. 123R, no entries were made in NextWave's financial statements for the unamortized stock-based compensation.

     No options or warrants were issued to non-employees during the three months and six months ended July 1, 2006.

7.   SUBSEQUENT EVENTS

     On July 17, 2006, NextWave issued senior secured notes due 2010 in the aggregate principal amount of $350.0 million. The notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. NextWave will be obligated to pay the secured notes at their full face value of $350.0 million on July 17, 2010 and interest of 7% per annum, or $24.5 million, is payable semiannually in January and July each year commencing January 15, 2007. The original issue discount will provide the note purchasers with a yield that is in addition to the coupon rate upon repayment of the notes. After the payment of transaction related expenses, NextWave received net proceeds of $295.1 million available for the sole purpose of financing spectrum acquisitions and leases, including its pending acquisition of WCS Wireless, Inc. for $160.5 million. In addition, concurrently with the notes placement, NextWave paid a $142.8 million deposit to the FCC to qualify for the Advanced Wireless Services auction (the "AWS auction"), of which $110.0 million of the deposit was funded with the proceeds from the notes placement. Amounts not used to purchase spectrum in the auction will be returned to NextWave after the auction is completed. The purchasers were investment funds and other institutional investors, including affiliates of Avenue Capital Group, among others. Robert T. Symington, a member of NextWave's Board of Managers, is a Portfolio Manager at Avenue Capital Group. Neither Mr. Symington nor Avenue Capital Group or its affiliates received any compensation in connection with the financing. The notes were guaranteed by certain of NextWave's subsidiaries, including NextWave Broadband and PacketVideo. In addition, after our anticipated corporate conversion merger with and into a wholly owned limited liability company subsidiary of NextWave Wireless Inc., a new corporation formed under the laws of the State of Delaware, the notes will be guaranteed by NextWave Wireless Inc. No scheduled principal payments will be due on the notes before the maturity date of July 17, 2010. The notes are pre-payable at NextWave's option at specified premiums to the principal amount that will decline over the term of the notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts and proceeds of any of the foregoing. NextWave is required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the notes in a restricted collateral account at all times while the notes remain outstanding. The purchase agreement contains representations and warranties, affirmative and negative covenants (including, without limitation, NextWave's obligation to (i) maintain in full force and effect its FCC licenses and spectrum leases, (ii) use the note proceeds for the acquisition of spectrum, not to exceed $0.25 per MHz-POP, (iii) not become liable to any additional indebtedness, subject to certain exceptions and (iv) not make restricted payments to holders of subordinated debt or equity securities, including dividends) that are customary in similar types of transactions. The purchase agreement also contains customary events of default and additional events of default including, (i) NextWave's failure to consummate the corporate conversion merger by December 31, 2006, (ii)

NextWave's failure to file a shelf registration statement with the SEC within 30 days of the consummation of the corporate conversion merger, and (iii) upon the termination, cancellation or rescission of any FCC license owned or leased by NextWave and necessary for its operation of a wireless communications system). If NextWave does not complete its anticipated corporate conversion merger on or prior to November 14, 2006, then the per annum interest rate on the notes shall be equal to 12% during the period from November 14, 2006 to the date on which the corporate conversion merger actually occurs.

     In connection with the senior secured notes financing described above, NextWave Wireless Inc. entered into a warrant agreement with the purchasers of the senior secured notes, which will become operative after the corporate conversion merger, whereby NextWave Wireless Inc. will issue common stock purchase warrants to purchase an aggregate of 5% of NextWave Wireless Inc.'s shares of common stock, as of the date of the corporate conversion merger and before giving effect to the exercise of any warrant. The warrants will have an exercise price of $0.01 per share (subject to certain adjustments as set forth in the warrant agreement) and are exercisable at any time from the date of issuance until July 15, 2009, and have anti-dilution protection provisions. The shares of NextWave Wireless Inc. underlying the warrants are also entitled to registration rights that obligate NextWave Wireless Inc. to file a shelf registration statement within 30 days following the corporate conversion merger, and use its commercially reasonable efforts to have the shelf registration statement become or declared effective within 60 days from its filing. The holders of warrants will be entitled to continuous shelf registration rights for a period of two years from the date that such shelf registration is declared effective by the SEC. NextWave Wireless Inc. is required to bear the expenses of the shelf registration.

     In July 2006, we entered into a lease agreement for wireless spectrum, covering a period of 30 years (including renewals), for an upfront royalty payment of $6.0 million, and monthly payments of $12,500.00. Upon final approval of the lease application by the FCC, we anticipate paying the upfront royalty payment of $6.0 million prior to year end. The upfront royalty payment of $6.0 million will be funded from our recently completed secured notes financing.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the period from inception (April 13, 2005) to December 31, 2005 contained in our Amended Form 10, filed with the Securities and Exchange Commission on August 10, 2006.

OVERVIEW

     OUR INCEPTION

     NextWave Wireless Inc. ("Old NextWave Wireless") was formed in 1996 as a wholly-owned subsidiary of NextWave Telecom Inc. ("NTI") which sought to develop a nationwide CDMA-based personal communication services ("PCS") network. Pursuant to the plan of reorganization of NTI and its subsidiaries, NTI and its subsidiaries, excluding Old NextWave Wireless, were sold to Verizon Wireless for approximately $3.0 billion. Prior to this sale, on April 13, 2005, the NextWave Telecom Group abandoned substantially all of its PCS assets other than the spectrum licenses and all remaining non-PCS assets and liabilities were contributed to Old NextWave Wireless. Immediately thereafter, membership interests in NextWave Wireless LLC (together with its subsidiaries, "NextWave") were distributed to the NTI equity holders and Old NextWave Wireless was capitalized with $550.0 million in cash. Through this process, Old NextWave Wireless was reconstituted as a company with a new capitalization and a new wireless technology business plan.

     OUR BUSINESS

     We are an early stage wireless technology company engaged in the development of next-generation mobile broadband and wireless multimedia products, technologies and services. At present, nearly all of our revenues are derived from the sale of device embedded multimedia software solutions by our PacketVideo subsidiary, which was acquired in July 2005. While we expect to continue to grow and expand our multimedia software business, we expect that following the development of our WiMAX products and technologies the majority of our revenues will ultimately be derived from the sale and licensing of our WiMAX compliant chipsets, network components and device technologies to network infrastructure and mobile terminal manufacturers on a global basis.

     Our revenues for the second quarter and first six months of 2006 totaled of $8.3 million and $14.0 million, respectively, compared to NextWave contract service revenue of $0.1 million that was recognized during the period from inception (April 13, 2005) to June 30, 2005. Our net losses for the second quarter and first six months of 2006 totaled $20.5 million and $34.2 million, respectively, compared to our net loss for the period from inception (April 13, 2005) to June 30, 2005 which totaled $2.9 million. Our net losses for the second quarter and first six months of 2006 included $2.1 million and $2.6 million, respectively, of stock-based compensation expense related to the adoption of SFAS 123R on January 1, 2006 and non-employee stock based compensation.

     At present, the majority of our employees are directly engaged in the design, development, and commercialization of a suite of WiMAX compliant products, including 802.16e compliant digital baseband ASICs and multi-band RFICs, software defined radio platforms, base station channel card reference designs and innovative terminal device reference designs. Our development team is also focused on developing technologies such as advanced antenna systems and advanced cognitive radios that we believe will help stimulate sales of our suite of WiMAX compliant products. All of our WiMAX semiconductor product and technologies are in an early stage of development.

     To conserve capital we intend to outsource the production of our semiconductors to third-party chip manufacturers that can rapidly scale production volumes to meet our future needs. We plan to license our reference designs to third party vendors. By adopting this approach, we will be able to continue investing in the research and development needed over the next several years to fully commercialize our WiMAX technologies and semiconductor designs. Although we expect most of our WiMAX semiconductors and products to incorporate the proprietary, performance improving technologies we are currently developing, we intend our products to be WiMAX Forum certified to ensure full interoperability with WiMAX certified products and systems being developed by other companies.

     The success of our WiMAX semiconductor and product business will be reliant on market acceptance of WiMAX as a competitive wireless broadband technology and on our ability to differentiate our WiMAX products from those offered by competitors. To help accelerate global market adoption of WiMAX and to showcase the competitive strength of our WiMAX mobile broadband and wireless multimedia products, we intend to make our significant spectrum holdings available to Internet service providers, cable operators, satellite television companies, content developers, existing wireless service providers and other companies interested in funding, on a shared network basis, the deployment of WiMAX networks that utilize our WiMAX mobile broadband and wireless multimedia technologies. We expect these shared networks, which will operate on our spectrum, to represent a major opportunity for us to sell our WiMAX certified semiconductors and products.

     Our PacketVideo subsidiary supplies device embedded multimedia software to many of the largest manufacturers of high-end mobile phones in the world including LGE, Motorola, Nokia and Samsung. PacketVideo's software enables a mobile handset to stream, download, and play video and music, receive live TV, or engage in two way video telephony. PacketVideo's continued growth will be reliant on its ability to continue offering superior software solutions to its customers and on the continued growth of the global market for high-end mobile phones and other converged devices. PacketVideo's revenues are currently generated from royalties associated with the licensing of its software products and by providing its customers with customized software development services on a contract basis. At present, approximately 65% of PacketVideo's revenues are royalty based. We expect this percentage to increase over time based on the anticipated growth in the global market for devices having multimedia capabilities.

     CHANGE IN FISCAL YEAR END

     Our Board of Managers approved a change, effective January 1, 2006, in our fiscal year end and quarterly reporting periods from quarterly calendar periods ending on December 31 to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2006 will be a 52-week year and the first 53-week year will occur in 2009. The three and six month periods ended July 1, 2006 include 13 and 26 weeks, respectively.

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 2006 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 13, 2005) TO JUNE 30, 2005

     REVENUES. Revenues for the second quarter of 2006 of $8.3 million were from $5.8 million and $2.5 million in royalties and contract services, respectively. Revenues for the first six months of 2006 of $14.0 million were from $9.5 million and $4.5 million in royalties and contract services, respectively. In general, the financial consideration received from wireless carriers and mobile phone and device manufacturers is derived from a combination of technology development contracts and royalties.

     Revenues of $0.1 million that were recognized during the period from inception (April 13, 2005) to June 30, 2005 were from NextWave contract services. Since our inception in April 2005, substantially all of our revenues have been generated by our PacketVideo subsidiary, which we acquired in July 2005. We believe that PacketVideo will continue to account for a substantial portion of our revenues until we complete the development and commercialization of our WiMAXPLUS products and technologies by the Advanced Technology Group of NextWave. Following the development and commercialization of our WiMAXPLUS products and technologies, we believe that the sale or licensing of our proprietary WiMAXPLUS chipsets, network components and device technologies will become an additional source of recurring revenue for us.

     We expect that future revenues will be affected by, among other things, new product and service introductions, competitive conditions, customer marketing budgets for introduction of new subscriber products, the rate of expansion of our customer base, price increases, subscriber device life cycles, demand for wireless data services and acquisitions or dispositions of businesses or product lines.

     COST OF REVENUES. Cost of revenues for the second quarter of 2006 totaled $3.0 million from PacketVideo, inclusive of $0.4 million of amortization on the purchase of intangible assets related to the acquisition of PacketVideo. Cost of revenues for the first six months of 2006 totaled $5.6 million from PacketVideo, inclusive of $0.8 million of amortization on the purchase of intangible assets related to the acquisition of PacketVideo. Cost of revenues includes direct engineering labor expenses, allocated overhead costs and other direct costs related to the execution of technology development contracts as well as costs associated with offshore development contract costs, amortization of acquired software and other costs.

     Cost of revenues for the period from inception (April 13, 2005) to June 30, 2005 totaled $0.1 million from NextWave. Cost of revenues includes direct engineering labor expenses, allocated overhead costs and other direct costs related to the execution of technology development contracts.

     We believe that cost of services as percentage of revenue for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions, royalty payments on licensed technologies, changes in average selling prices, and our ability to make productivity improvements.

     ENGINEERING, RESEARCH AND DEVELOPMENT. Engineering, research and development expenses for the second quarter of 2006 were $11.7 million and primarily consisted of compensation and associated costs for the internal and external development of our PacketVideo software of $1.2 million and $10.5 million for our WiMAXPLUS products and technologies, including our WiMAXPLUS chipsets. Share-based compensation for the second quarter of 2006 totaled $0.6 million.

     Engineering, research and development expenses for the first six months of 2006 were $21.6 million and primarily consisted of compensation and associated costs for the internal and external development of our PacketVideo software of $2.4 million and $19.2 million for our WiMAXPLUS products and technologies, including our WiMAXPLUS chipsets. Share-based compensation for the first six months of 2006 totaled $0.7 million.

     Engineering, research and development expenses for the period from inception (April 13, 2005) to June 30, 2005 were $2.9 million and primarily consisted of compensation and associated costs for the internal and external development of our WiMAXPLUS products and technologies, including our WiMAXPLUS chipsets.

     Largely due to our planned increase in engineering personnel to further our WiMAX technology development initiatives, we expect our engineering, research and development expenses to increase over the next twelve months.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of 2006 were $13.6 million, consisting of $11.1 million and $2.5 million from NextWave and PacketVideo, respectively. Our general and administrative expenses primarily consist of compensation and associated costs of general and administrative personnel of $10.0 million, professional fees of $1.8 million, share-based compensation of $0.8 million, spectrum lease amortization of $0.6 million and losses incurred by our strategic investment of $0.4 million. In addition to our principal executive offices in San Diego, California, we maintain significant operating facilities in Henderson, Nevada.

     General and administrative expenses for the first six months of 2006 were $22.5 million, consisting of $18.9 million and $3.6 million from NextWave and PacketVideo, respectively. Our general and administrative expenses primarily consisted of compensation and associated costs of general and administrative personnel of $16.7 million, professional fees of $2.5 million, spectrum lease amortization of $1.2 million, share-based compensation of $0.8 million, loss on disposal of assets of $0.6 million and losses incurred by our strategic investment of $0.7 million.

     General and administrative expenses for the period from inception (April 13, 2005) to June 30, 2005 were $3.3 million and consist primarily of compensation and associated costs of general and administrative personnel of $2.3 million, professional fees of $0.6 million and spectrum lease amortization expense of $0.4 million.

     We expect that general and administrative costs will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations as a public company. As our business continues to grow, we expect to incur increased expenses from the addition of general and administrative personnel. We also expect an increase in our general and administrative expenses to occur as a result of our efforts to develop and protect intellectual property rights, including expenses associated with the identification and documentation of intellectual property, and the preparation and prosecution of patent applications. In addition, we expect our general and administrative expenses to increase as we incur additional expenses associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act.

     SALES AND MARKETING. Sales and marketing expenses for the second quarter of 2006 totaled $2.2 million, consisting of $1.5 million and $0.7 million from PacketVideo and NextWave, respectively. Sales and marketing expenses during the second quarter of 2006 consisted of compensation and associated costs for marketing and sales personnel of $1.7 million, share-based compensation of $0.2 million, expenses associated with marketing and promotional activities of $0.1 million, and amortization expenses related to intangible assets of $0.2 million.

     Sales and marketing expenses for the first six months of 2006 totaled $3.8 million, consisting of $3.0 million and $0.8 million from PacketVideo and NextWave, respectively. Sales and marketing expenses for the first six months of 2006 consisted of compensation and associated costs for marketing and sales personnel of $3.0 million, share-based compensation of $0.2 million, expenses associated with marketing and promotional activities of $0.2 million, and amortization expenses related to intangible assets of $0.4 million.

     We expect sales and marketing expenses to increase in absolute terms with the growth of our business, primarily from our PacketVideo business, in the upcoming year. Additionally, as we achieve full commercial deployment of our WiMAXPLUS technologies and products, we will increase sales and marketing expenses both in absolute terms, and as a percentage of revenues at NextWave Broadband.

     PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In conjunction with one of our immaterial acquisitions during the second quarter of 2006, we purchased in-process research and development projects valued at $1.6 million that were expensed upon the date of acquisition.

     INTEREST INCOME. Interest income for the second quarter and first six months of 2006 was $3.2 million and $6.4 million, respectively, and consisted of interest earned on our cash and investment balances, which totaled $340.4 million at July 1, 2006.

     Interest income for the period from inception (April 13, 2005) to June 30, 2005 was $3.5 million and consisted of interest earned on our cash and investment balances, which totaled $551.9 million at June 30, 2005.

     Interest income in the future will be affected by changes in short-term interest rates and changes in our cash and investment balances, which may be materially impacted by development plans, acquisitions and other financial activities.

     INTEREST EXPENSE. Interest expense for the second quarter and first six months of 2006 and for the period from inception (April 13, 2005) to June 30, 2005 was $0.4 million, $0.7 million and $0.3 million, respectively, and consisted primarily of the accretion of discounted wireless spectrum license lease liabilities.

     OTHER EXPENSE, NET. Other income, net, for the second quarter and first six months of 2006 totaled $0.2 million and $0.1 million, respectively, and includes $0.1 million in a gain on disposal of non-operating fixed assets, with the remainder due to net realized and unrealized foreign currency exchange gains. Other income, net, for the period from inception (April 13, 2005) to June 30, 2005 totaled $0.1 million and represents net realized and unrealized foreign currency exchange gains.

     PROVISION FOR INCOME TAXES. NextWave Wireless LLC is classified as a partnership for U.S. federal and state income tax purposes. Therefore, its income is not subject to federal or state income tax at the entity level. Its income passes through to its members, where it is subject to income tax at the member level. Our corporate subsidiaries or controlled corporations are subject to federal, state and foreign income taxes on corporations.

     During the first six months of 2006 these corporate subsidiaries and controlled corporations all had net losses for tax purposes, and, therefore, no income tax provision or benefit was recognized during the first six months of 2006. Our income tax benefit of $0.2 million for the first six months of 2006 is comprised primarily a reversal of an accrual for federal personal holding company taxes for NextWave Broadband Inc. offset by foreign withholding tax on royalty payments received from PacketVideo customers.

     MINORITY INTEREST. Minority interest for the second quarter and first six months of 2006 totaled $0.2 million and $0.9 million, respectively, and primarily represented our minority partner's share of losses in the newly formed INQUAM joint venture formed in January 2006.

     LIQUIDITY AND CAPITAL RESOURCES

     Since our inception (April 13, 2005), we had incurred operating losses and negative cash flows and had a retained deficit of $49.2 million at December 31, 2005, consisting of $34.8 million and $14.4 million from NextWave and PacketVideo, respectively. We have funded our operations primarily with the $550.0 million in cash received in our initial capitalization. Our total cash, cash equivalents and short-term investments at December 31, 2005 were $459.2 million. Cash and cash equivalents were $93.6 million at December 31, 2005, consisting of $92.1 million and $1.5 million at NextWave and PacketVideo, respectively, a decrease of $461.5 million from our inception balance of $555.1 million at April 13, 2005. Of this decrease, $365.6 million is the result of our investment in liquid marketable securities that offered a more favorable investment return than if held in cash. We held short-term investments of $365.6 million at December 31, 2005.

     During the three and six months ended July 1, 2006, we incurred operating losses of $20.5 million and $34.2 million, respectively, and our retained deficit at July 1, 2006 totaled $80.2 million, consisting of $63.4 million and $16.8 million, from NextWave and PacketVideo, respectively. Our total cash, cash equivalents and short-term investments at July 1, 2006 were $340.4 million. The following table presents working capital, cash, cash equivalents and short-term investments:

                                                INCREASE          INCREASE
                                             (DECREASE) FOR    (DECREASE) FOR
                                            THE THREE MONTHS  THE SIX MONTHS
                                                  ENDED            ENDED           APRIL 1,      DECEMBER 31,
         (in thousands)        JULY 1, 2006    JULY 1, 2006     JULY 1, 2006         2006            2005
                                ---------       ---------        ---------        ---------       ---------
Working capital                 $ 334,957       $ (22,169)       $(121,461)       $ 357,126       $ 456,418
                                =========       =========        =========        =========       =========
Cash and cash equivalents          30,643         (69,228)         (63,006)          99,871          93,649
Short-term investments            309,794          43,078          (55,788)         266,716         365,582
                                ---------       ---------        ---------        ---------       ---------
 Total cash, cash equivalents
   and short-term investments   $ 340,437       $ (26,150)       $(118,794)       $ 366,587       $ 459,231
                                =========       =========        =========        =========       =========

     The following table presents our utilization of cash, cash equivalents and short-term investments for the three and six months ended July 1, 2006 compared to the period from inception (April 13, 2005) to June 30, 2005:

                                                                                                 FROM INCEPTION
                                                        THREE MONTHS ENDED   SIX MONTHS ENDED  (APRIL 13, 2005) TO
                                                           JULY 1, 2006        JULY 1, 2006        JUNE 30, 2005
                    (in thousands)                         -----------          -----------        -----------
Beginning cash, cash equivalents and short-term            $   366,587          $   459,231        $   555,099
   investments
Cash paid for business combinations, net of cash                (4,822)              (4,875)               --
  acquired
Cash paid for acquisition of wireless spectrum
  licenses and subsequent lease obligations                     (2,344)             (82,434)               --
Cash used by Inquam Broadband Ltd joint venture, net
   of cash investment from joint venture partner                   (75)              (1,329)               --
Cash used in all other operating activities                    (16,144)             (21,671)            (1,990)
Acquisition of property and equipment                           (1,562)              (7,157)            (1,197)
Other, net                                                      (1,203)              (1,328)               --
                                                           -----------          -----------        -----------
 Ending cash, cash equivalents and short-term              $   340,437          $   340,437        $   551,912
   investments                                             ===========          ===========        ===========


     The decrease in cash, cash equivalents and short-term investments of $26.2 million during the three months ended July 1, 2006, primarily reflects cash used in operating activities of $16.7 million, consisting of $14.9 million used by NextWave and our joint venture and $1.8 million used by PacketVideo, $4.8 million paid to acquire businesses, $2.3 million paid for wireless spectrum licenses and subsequent lease obligations and $1.6 million paid for capital expenditures.

     The decrease in cash, cash equivalents and short-term investments of $118.8 million during the six months ended July 1, 2006, primarily reflects cash used in operating activities of $23.2 million, consisting of $22.8 million used by NextWave and our joint venture, and $0.4 million used by PacketVideo, $4.9 million paid to acquire businesses and $82.4 million paid for wireless spectrum licenses and subsequent lease obligations and $7.2 million paid for capital expenditures.

     The decrease in cash, cash equivalents and short-term investments of $3.2 million during the period from inception (April 13, 2005) to June 30, 2005, primarily reflects cash used in NextWave operating activities of $2.0 million and $1.2 million paid for capital expenditures.

     In July 2005, we completed our acquisition of PacketVideo for cash of $46.6 million, which includes cash of $0.4 million paid for in closing costs, less cash acquired of $0.3 million.

     In July 2005, we entered into a purchase agreement for an office building in Henderson, Nevada for $8.2 million, plus related interior construction costs of approximately $2.5 million, to accommodate our facility requirements and to consolidate current operations from two leased facilities into one. The interior construction costs are payable in the third quarter of 2006. Construction is expected to be completed during fourth quarter of 2006, at which time we expect to occupy the facility and the purchase price will be due and payable.

     We have consummated transactions to acquire licensed spectrum rights since our inception for amounts totaling $98.9 million, including our acquisition of WCS licenses from Bal-Rivgam, LLC ("Bal-Rivgam") for $56.9 million. The Bal-Rivgam acquisition agreement provides that $21.9 million of the proceeds of the purchase would be deposited into escrow until January 2008 to cover any liabilities stemming from Bal-Rivgam's ownership of the licenses prior to closing, claims resulting from breaches of representations or warranties and certain claims under the spectrum licenses.

     In May 2006, we entered into a definitive agreement to acquire WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the Central, Western, and Northeastern United States, for $160.5 million. The acquisition agreement provides that $8.0 million of the sale proceeds would be deposited into an escrow fund to cover liabilities resulting from breaches of representations and warranties, breaches of covenants and certain pre-closing tax losses. We have obtained FCC approval and expect to consummate this transaction in the third quarter of 2006. The $160.5 million purchase price for WCS will be funded with a portion of the proceeds from our recently completed secured notes financing. Wireless licenses that are purchased from third parties or in spectrum auctions held by the FCC are initially recorded at fair value, which is the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the intangible asset. NextWave has determined that its WCS wireless spectrum licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets," and, accordingly, the licenses will not be amortized to expense, but, rather, reviewed for impairment on an annual basis.

     Since April 1, 2006, we have entered into two lease agreements for wireless spectrum, covering a period of 30 years (including extensions), for aggregate upfront lease payments of approximately $22.0 million, plus monthly payments of $12,500.00. We have paid $1.5 million into an escrow account, and upon final approval of the lease applications by the FCC, we anticipate paying the balance of $20.5 million prior to year end. The entire $22.0 million upfront lease payments will be funded from our recently completed secured notes financing described below.

     In July 2006, we issued senior secured notes due 2010 in the aggregate principal amount of $350.0 million. The notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. We will be obligated to pay the secured notes at their full face value of $350.0 million on July 17, 2010 and interest of 7% per annum, or $24.5 million, is payable semiannually in January and July each year commencing January 15, 2007. The original issue discount will provide the note purchasers with a yield that is in addition to the coupon rate upon repayment of the notes. After the payment of transaction related expenses, we received net proceeds of $295.1 million available for the sole purpose of financing spectrum acquisitions and leases, including our pending acquisition of WCS Wireless, Inc. for $160.5 million. In addition, concurrently with the notes placement, we paid a $142.8 million deposit to the FCC to qualify for the AWS auction, of which $110.0 million of the deposit was funded with the proceeds from the notes placement. Amounts not used to purchase spectrum in the auction will be returned to us after the auction is completed. The purchasers were investment funds and other institutional investors, including affiliates of Avenue Capital Group, among others. Robert T. Symington, a member of our Board of Managers, is a Portfolio Manager at Avenue Capital Group. Neither Mr. Symington nor Avenue Capital Group or its affiliates received any compensation in connection with the financing. The notes were guaranteed by certain of our subsidiaries, including NextWave Broadband and PacketVideo. In addition, after our anticipated corporate conversion merger with and into a wholly owned limited liability company subsidiary of NextWave Wireless Inc., a new corporation formed under the laws of the State of Delaware, the notes will be guaranteed by NextWave Wireless Inc. No scheduled principal payments will be due on the notes before the maturity date of July 15, 2010. The notes are pre-payable at our option at specified premiums to the principal amount that will decline over the term of the notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts and proceeds of any of the foregoing. We are required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the notes in a restricted collateral account at all times while the notes remain outstanding. The purchase agreement contains representations and warranties, affirmative and negative covenants (including, without limitation, (i) our obligation to maintain in full force and effect our FCC licenses and spectrum leases, (ii) our obligation to use the note proceeds for the acquisition of spectrum, not to exceed $0.25 per MHz-POP, (iii) our obligation not to become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness and (iv) our obligation not to make restricted payments to holders of subordinated debt or equity securities, including dividends) that are customary in similar types of transactions. The purchase agreement also contains customary events of default and additional events of default including, (i) our failure to consummate the corporate conversion merger by December 31, 2006, (ii) our failure to file a shelf registration statement with the SEC within 30 days of the consummation of the corporate conversion merger, and (iii) upon the termination, cancellation or rescission of any FCC license owned or leased by us and necessary for our operation of a wireless communications system). If we do not complete our anticipated corporate conversion merger on or prior to November 14, 2006, then the per annum interest rate on the notes shall be equal to 12% during the period from November 14, 2006 to the date on which the corporate conversion merger actually occurs.

     In connection with the senior secured notes financing described above, NextWave Wireless Inc. entered into a warrant agreement with the purchasers of the senior secured notes, which will become operative after the corporate conversion merger, whereby NextWave Wireless Inc. will issue common stock purchase warrants to purchase an aggregate of 5% of NextWave Wireless Inc.'s shares of common stock, as of the date of the corporate conversion merger and before giving effect to the exercise of any warrant. The warrants will have an exercise price of $0.01 per share (subject to certain adjustments as set forth in the warrant agreement) and are exercisable at any time from the date of issuance until July 15, 2009, and have anti-dilution protection provisions. The shares of NextWave Wireless Inc. underlying the warrants are also entitled to registration rights that obligate NextWave Wireless Inc. to file a shelf registration statement within 30 days following the corporate conversion merger, and use its commercially reasonable efforts to have the shelf registration statement become or declared effective within 60 days from its filing. The holders of warrants will be entitled to continuous shelf registration rights for a period of two years from the date that such shelf registration is declared effective by the SEC. NextWave Wireless Inc. is required to bear the expenses of the shelf registration.

     We are participating with other WCS band license holders in a waiver process with the FCC to move the substantial service dates for this license band from July 2007 to the later of July 2010 or three years from FCC adoption of certain technical rules for the WCS band. If the substantial service dates are not extended, in order to meet the current substantial service date of July 2007, we estimate that an expenditure of approximately $40 million would be required over the next 12 months.

     We believe that our revenues, cash and short-term investments and financing activities will be sufficient to fund our operating activities at least through 2007, even if the $40 million expenditure relating to the current WCS substantial service date is required over the next 12 months. We plan to fund our WiMAX technology development activities with our cash and investments until such point that we begin sales of our WiMAXPLUS chipsets and network component products and enter into licensing arrangements for our WiMAXPLUS technologies. Our WiMAXPLUS products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. We are currently unable to project when our WiMAXPLUS products and technologies will be commercially deployed and generate revenue. Our mobile WiMAX network solutions offerings will involve a service business and are not expected to require significant additional capital expenditures beyond what is necessary to complete our Henderson, Nevada office building and our trial network. With the exception of our trial network in Henderson, Nevada, we will not build-out wireless networks but will provide our technologies, services and spectrum to our network partners who are engaged in these activities. In 2006, we expect to expend $5.0 million on the deployment of our trial network in Henderson, Nevada. If that trial network is successful, we anticipate that we will seek a network partner to expand the trial network to cover most of the Las Vegas metropolitan region. Our PacketVideo operations are currently operating cash flow positive and we believe that PacketVideo's operating cash flows will continue to be adequate to cover its operating costs at least through 2007. However, expansions of PacketVideo's current operations or future acquisitions could require additional funding.

     We may need to secure significant additional capital in the future to implement changes to, or expansions of, our business plan and to become cash flow positive. We may also require additional cash resources for other future developments, including any investments or acquisitions we may pursue, including investments or acquisitions of other business or technologies. If our existing working capital resources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

     REVENUE RECOGNITION. We derive revenue principally from contracts to provide embedded multimedia software products for mobile phones and related license fees. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates.

     For software arrangements with multiple elements, such as those that include rights to software products, customer support, and training services, we allocate revenue to each component of the arrangement based on objective evidence of its fair value, which is specific to us. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately.

     Revenues from software products are generally recognized when the products are delivered. Revenues from customer support and training services are recognized on a straight-line basis over the life of the contract. For engineering design contracts, we recognize revenue pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and specifically follow guidance under Percentage of Completion ("POC"). Under the POC method, revenues are recognized on the basis of contract completion to-date or using actual costs incurred to total expected costs under the contract, resulting in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Deferred costs include all direct material and labor costs and those indirect costs related to contract performance and are reported as deferred contract costs in the consolidated balance sheet. We regularly review project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by us. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Amounts received from customers in excess of revenues earned under the POC method are recorded as advance payments from customers and reported as unearned revenue in the consolidated balance sheet.

     Revenues from time and material contracts are recorded at agreed-upon billing rates at the time services are provided.

     We earn royalties on licensed embedded multimedia software incorporated into products sold worldwide by our licensees at the time that the licensees' sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. Royalty revenues are recognized when reported by licensees to us and totaled $5.8 million and $9.5 million during the three and six months ended July 1, 2006, respectively.

     VALUATION OF INTANGIBLE ASSETS AND INVESTMENTS. The recorded value of goodwill and other intangible assets, generally acquired through business combinations, may become impaired in the future. As of July 1, 2006, our goodwill and intangible assets, net of accumulated amortization, were $32.9 million and $147.2 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. We also cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

     SHARE-BASED PAYMENTS AND PRO FORMA STOCK BASED COMPENSATION. We grant options and warrants to purchase our membership interests and common stock of our PacketVideo and CYGNUS subsidiaries to our employees, directors and consultants under our unit and stock option plans. The benefits provided by these plans qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires us to recognize compensation expense based on the estimated fair values of the share-based awards determined on the date of grant for all awards granted, modified or cancelled as of January 1, 2006 (the effective date).

     Prior to the effective date, we did not recognize any compensation cost in our income statements for share-based awards granted with an option price equal to the fair market value of respective units or common stock on the date of grant as we accounted for them under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation" ("SFAS 123"). We provided pro forma net income in accordance with the disclosure only provision of SFAS 123. The stock based compensation expense used in these pro forma amounts is based on the minimum value method option-pricing model. This method required us to use several assumptions to estimate the fair value including the expected life of the option.

     We adopted the provisions of SFAS 123R using the prospective transition method, whereby we will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123R to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123R, we no longer provide the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123R precludes companies that use the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25. For the three and six months ended July 1, 2006, we recognized $1.7 million, in compensation expense for employee stock options. At July 1, 2006, there was $4.8 million remaining in unrecognized compensation cost related to employee stock options which is expected to be recognized over a weighted average period of 3.7 years.

     We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R and SFAS 123. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction. If factors change and we employ different assumptions in the application of SFAS 123R in future periods than those currently applied under SFAS 123R and those previously applied under SFAS 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS 123R may differ significantly from what we have reported during the first quarter of 2006 and what we have reported as our pro forma expense during the period from inception (April 13, 2005) to December 31, 2005 under SFAS 123.

     LITIGATION. We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. We have not recorded any accrual for contingent liability associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions in our estimates of the potential liability could materially impact our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS 123R effective January 1, 2006, which requires us to expense the estimated fair value of employee stock options and similar awards. As a nonpublic entity, we have adopted the provisions of SFAS 123R using the prospective transition method, whereby we will continue to account for nonvested equity awards to employees outstanding at December 31, 2005 using APB 25, and apply SFAS 123R to all awards granted or modified after that date. We will no longer provide the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123R also precludes nonpublic companies that use the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25. We use the Black-Scholes valuation model as the method for determining the fair value of our equity awards that are issued after January 1, 2006 and will incur expense during 2006 and future years for new awards granted during those periods that cannot yet be quantified. For the three and six months ended July 1, 2006, we recognized $1.7 million in compensation expense for employee stock options. At July 1, 2006, there was $4.8 million remaining in unrecognized compensation cost related to employee stock options which is expected to be recognized over a weighted average period of 3.7 years.

     In November 2005, the Financial Accounting Standards Board ("FASB") issued staff position 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

     FSP 115-1 replaces the impairment evaluation guidance of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), with references to existing other-than-temporary impairment guidance. EITF 03-1's disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value," and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three or six months ended July 1, 2006.

     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20"), and Statement of Financial Accounting Standard No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 did not have a significant effect on our consolidated financial statements.

     In June 2006, the FASB Issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for our fiscal year beginning December 31, 2006, with earlier application permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We believe that adoption of this interpretation is not expected to have a material impact on our financial statements.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations at July 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                             PAYMENTS DUE BY PERIOD(1)
                                         ----------------------------------------------------------------
                                                                                               YEARS 2011
                                                       REMAINDER      YEARS         YEARS         AND
                                           TOTAL        OF 2006     2007-2008     2009-2010    THEREAFTER
                                         --------      --------     ---------     ---------    ----------
           (in thousands)
Long-term obligations                    $ 28,053      $    402      $  5,365      $  4,350      $ 17,936
Operating leases                           21,818         2,598        11,513         7,658            49
Services and other purchase agreements     16,223         4,130        12,093          --            --
                                           10,675        10,675          --            --            --
Capital expenditures                     --------      --------      --------      --------      --------
  Total                                  $ 76,769      $ 17,805      $ 28,971      $ 12,008      $ 17,985
                                         ========      ========      ========      ========      ========
Contractual Obligations entered into
  subsequent to July 1, 2006:
7% Senior Secured Notes                  $350,000      $   --        $   --        $350,000      $   --
Spectrum purchase and lease               176,500       176,500          --            --            --
Spectrum bid deposit                      142,800       142,800          --            --            --


     ------------------------
     (1) In May 2006, we entered into a definitive agreement to acquire WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the Central, Western, and Northeastern United States, for $160.5 million. The acquisition agreement provides that $8.0 million of the sale proceeds would be deposited into an escrow fund to cover liabilities resulting from breaches of representations and warranties, breaches of covenants and certain pre-closing tax losses. We have obtained FCC approval and expect to consummate this transaction in the third quarter of 2006.

         In the second quarter of 2006, we entered into a lease agreement for wireless spectrum, covering a period of 30 years (including extensions), for a total lease payment of $16.0 million, payable in advance. We have paid $1.5 million into an escrow account, and upon approval of the license transfer application by the FCC, we anticipate paying the balance of $14.5 million in the third quarter of 2006. The entire $16.0 million lease payment will be funded from our recently completed secured notes financing.

         In July 2006, we issued senior secured notes due 2010 in the aggregate principal amount of $350.0 million. The notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. We will be obligated to pay the secured notes at their full face value of $350.0 million on July 17, 2010, and interest of 7% per annum, or $24.5 million, is payable semiannually in January and July each year commencing January 15, 2007. The original issue discount will provide the note purchasers with a yield that is in addition to the coupon rate upon repayment of the notes. In connection with the notes placement, NextWave Wireless Inc. agreed to issue warrants, at an exercise price of $0.01, to purchase an aggregate of 5% of the outstanding shares of common stock of NextWave Wireless Inc. as of the date of the corporate conversion merger and before giving effect to the exercise of any warrant. The notes placement provided us with net cash proceeds of $295 million available for the sole purpose of financing spectrum acquisitions and leases, including our pending acquisition of WCS Wireless Inc. for $160.5 million. In addition, concurrently with the notes placement, we paid a $142.8 million deposit to the FCC to qualify for the AWS auction. $110.0 million of the deposit was funded with the proceeds of the notes placement. Amounts not used to purchase spectrum in the auction will be returned to us after the auction is completed.

         We are participating with other WCS band license holders in a waiver process with the FCC to move the substantial service dates for this license band from July 2007 to the later of July 2010 or three years from FCC adoption of certain technical rules for the WCS band. If the substantial service dates are not extended, in order to meet the current substantial service date of July 2007, we estimate that an expenditure of approximately $40 million would be required over the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At July 1, 2006, our investment portfolio included short-term investment securities with a fair value of $309.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Interest income earned on our investments is affected by changes in the general level of U.S. interest rates. These income streams are generally not hedged.

     Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2006. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of July 1, 2006.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments during the quarterly period ended July 1, 2006 in the legal proceedings previously reported in our amended Form 10 as filed with the Securities Exchange Commission on August 10, 2006.

         We are engaged in various legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under "Risk Factors" in our amended Form 10 as filed with the Securities Exchange Commission on August 10, 2006. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarterly period ended July 1, 2006, we granted stock options to purchase an aggregate of 11,310,728 units of our limited liability company interests (the "LLC Interests") to employees and directors under our 2005 Units Plan (the "Plan"), at an exercise price of $1.00 per unit. Options generally vest over four years and have a term of not more than ten years. In addition, during the quarterly period ended July 1, 2006, we issued and sold an aggregate of 278,058 LLC Interests to employees and former employees pursuant to exercises of options for an aggregate purchase price of $278,058. The securities issued in these transactions were offered and sold in reliance on an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in these transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 28, 2006, we requested and received the written consent of holders representing in excess of 50% of the aggregate number of the Company's then outstanding LLC Interests to (1) convert from a Delaware limited liability company to a Delaware corporation through the merger of the Company with a wholly owned Delaware limited liability company subsidiary of NextWave Wireless Inc., a new corporation formed under the laws of the State of Delaware and (2) amend the Plan to provide an additional 20 million LLC Interests for awards under the Plan.


ITEM 5.  OTHER INFORMATION

     Not Applicable.

ITEM 6.  EXHIBITS

   4.1 Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent. (2)

   4.2 Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto. (2)

   4.3 Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto. (2)

   10.1 Acquisition Agreement, dated as of May 9, 2006, by and among (i) NextWave Wireless LLC, (ii) NW Spectrum Co., (iii) WCS Wireless, Inc.,
          (iv) Columbia WCS III, Inc., (v) TKH Corp., (vi) Columbia Capital Equity Partners III (Cayman), L.P., the sole stockholder of Columbia WCS III, Inc., (vii) each of the stockholders of TKH Corp., namely, Aspen Partners Series A, Series of Aspen Capital Partners, L.P., Oak Foundation USA, Inc., Enteraspen Limited, and The Reed Institute dba Reed College and (viii) Columbia Capital, LLC, as the Stockholder Representative. (1)

   10.2 Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent. (2)

   10.3 Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent. (2)

   10.4 Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent. (2)

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.


   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

---------------------

(1) Filed as an exhibit to the Registrant's Registration of Securities on Form 10 filed on July 25, 2006.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 21, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEXTWAVE WIRELESS LLC
                                             ----------------------------------
                                                       (Registrant)


    August 14, 2006                       By:     /s/ George C. Alex
-----------------------------                ----------------------------------
         (Date)                              George C. Alex
                                             Executive Vice
                                             President and Chief
                                             Financial Officer

                                Index to Exhibits

   Exhibit No.            Description
   -----------          ------------------------------------------------------

       4.1 Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent. (2)

       4.2 Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on
                        Schedule I thereto. (2)

       4.3 Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto. (2)

       10.1 Acquisition Agreement, dated as of May 9, 2006, by and among (i) NextWave Wireless LLC, (ii) NW Spectrum Co.,
                        (iii) WCS Wireless, Inc., (iv) Columbia WCS III, Inc.,
                        (v) TKH Corp., (vi) Columbia Capital Equity Partners III (Cayman), L.P., the sole stockholder of Columbia WCS III, Inc., (vii) each of the stockholders of TKH Corp., namely, Aspen Partners Series A, Series of Aspen Capital Partners, L.P., Oak Foundation USA, Inc., Enteraspen Limited, and The Reed Institute dba Reed College and
                        (viii) Columbia Capital, LLC, as the Stockholder Representative. (1)

       10.2 Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent. (2)

       10.3 Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent. (2)

       10.4 Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent. (2)

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

       31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Salmasi.

       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George C. Alex.

-----------------------
(1) Filed as an exhibit to the Registrant's Registration of Securities on Form 10 filed on July 25, 2006.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 21, 2006.