Form 10-Q/A
period 2006-07-01
NextWave Wireless LLC
filed 2006-09-12
CIK 1315498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ___________

Commission file number 000-51958

NEXTWAVE WIRELESS LLC
(Exact name of registrant as specified in its charter)

Delaware	14-1926116
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

12670 High Bluff Drive, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

(858) 480-3100
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The registrant, a limited liability company, has no common stock outstanding. 492,042,171 limited liability company interests were issued and outstanding on August 18, 2006.

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters of a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXTWAVE WIRELESS LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 1, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$30,643	$93,649
Short-term investments	309,794	365,582
Accounts receivable, net of allowance for doubtful accounts of $331 and $391, respectively	5,206	3,712
Prepaid expenses and other current assets	10,623	9,575
Total current assets	356,266	472,518
Wireless spectrum licenses, net	130,374	45,467
Goodwill	32,936	24,782
Other intangible assets, net	16,846	18,100
Property and equipment, net	14,632	11,092
Prepaid expenses and other noncurrent assets	6,761	7,815
Total assets	$557,815	$579,774

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$2,274	$3,406
Accrued expenses	12,104	5,152
Current portion of long-term obligations	2,822	2,200
Deferred revenue	3,100	4,103
Current tax liability	—	417
Other current liabilities and deferred credits	1,009	822
Total current liabilities	21,309	16,100
Long-term deferred credits and reserves	8,575	8,306
Long-term obligations	15,661	14,934
Minority interest in subsidiary	1,143	1,070
Commitments and contingencies
Members’ equity:
Membership interests; 490,542 and 488,672 interests issued and outstanding as of July 1, 2006 and December 31, 2005, respectively	592,389	589,354
Accumulated other comprehensive loss	(1,078)	(832)
Retained deficit	(80,184)	(49,158)
Total members’ equity	511,127	539,364
Total liabilities and members’ equity	$557,815	$579,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended July 1, 2006	Inception (April 13, 2005) to June 30, 2005	Six Months Ended July 1, 2006
Revenues	$8,331	$148	$14,004
Operating expenses:
Cost of revenues	2,957	85	5,587
Engineering, research and development	11,650	2,913	21,633
General and administrative	13,632	3,287	22,504
Sales and marketing	2,239	—	3,778
Purchased in-process research and development	1,648	—	1,648
Total operating expenses	32,126	6,285	55,150
Loss from operations	(23,795)	(6,137)	(41,146)
Other income (expense)
Interest income	3,197	3,470	6,384
Interest expense	(366)	(304)	(674)
Other income and expense, net	216	23	124
Total other income (expense), net	3,047	3,189	5,834
Loss before income tax benefit and minority interest	(20,748)	(2,948)	(35,312)
Income tax benefit	—	—	209
Minority interest	214	—	871
Net loss	$(20,534)	$(2,948)	$(34,232)

The accompanying notes are an integral part of these condensed consolidated financial statements

NEXTWAVE WIRELESS LLC
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(in thousands) (unaudited)

	Membership Interests		Accumulated
	Units	Amount	Other Comprehensive Loss	Retained Deficit	Total Members’ Equity	Comprehensive Loss
Balance at December 31, 2005	488,672	$589,354	$(832)	$(49,158)	$539,364
Units issued for business acquisition	1,558	1,558	—	—	1,558
Units issued for unit options exercised	312	312	—	—	312
Share-based compensation	—	2,612	—	—	2,612
Accumulated deficit of variable interest entity eliminated upon acquisition by NextWave	—	—	—	3,206	3,206
Distributions to members	—	(1,447)	—	—	(1,447)
Unrealized net losses on investments	—	—	(246)	—	(246)	$(246)
Net loss	—	—	—	(34,232)	(34,232)	(34,232)
Balance at July 1, 2006	490,542	$592,389	$(1,078)	$(80,184)	$511,127	$(34,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended July 1, 2006	Inception (April 13, 2005) to June 30, 2005
OPERATING ACTIVITIES
Net loss	$(34,232)	$(2,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,564	27
Amortization of intangible assets	2,468	444
Share-based compensation	2,612	—
In-process research and development	1,648	—
Loss on disposal of property and equipment	474	—
Minority interest	(871)	—
Losses incurred by strategic investment	661	—
Accretion of interest expense	636	282
Other non-cash adjustments	607	(142)
Changes in operating assets and liabilities:
Accounts receivable	(1,434)	(114)
Prepaid expenses and other current assets	(2,415)	142
Other assets	940	(87)
Accounts payable and accrued liabilities	4,329	34
Deferred credits and reserves	(1,193)	372
Net cash used in operating activities	(23,206)	(1,990)
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	132,772	574,432
Proceeds from the sale of available-for-sale securities	264,355	—
Purchases of available-for-sale securities	(341,584)	(814,229)
Cash paid for business combination, net of cash acquired	(4,875)	—
Cash paid for wireless spectrum licenses	(80,295)	—
Purchase of property and equipment	(7,157)	(1,197)
Other, net	(1,755)	—
Net cash provided by (used in) investing activities	(38,539)	(240,994)
FINANCING ACTIVITIES
Payments on long-term obligations	(2,139)	—
Cash distributions paid to members	(1,447)	—
Proceeds from investment by joint venture partner	1,995	—
Proceeds from the sale of common stock	330	—
Net cash used in financing activities	(1,261)	—
Net increase (decrease) in cash and cash equivalents	(63,006)	(242,984)
Cash and cash equivalents, beginning of period	93,649	555,099
Cash and cash equivalents, end of period	$30,643	$312,115

Supplemental Cash Flow Information:
Cash paid for taxes	$55	$—
Cash paid for interest	—	—
Noncash investing and financing activities:
Wireless spectrum licenses acquired with lease obligations	2,478	—
Membership interests issued for business acquisitions	1,558	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTWAVE WIRELESS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NextWave, Summary of Significant Accounting Policies and Significant Accounts

NextWave Wireless LLC (together with its subsidiaries, “NextWave”) is an early-stage wireless technology company engaged in the development of next-generation mobile broadband and wireless multimedia products, technologies and services. We are developing proprietary chipsets and related network and device products based on the IEEE 802.16e WiMAX standard that we believe will significantly improve the performance and economics of fixed and mobile wireless broadband networks. A key design objective of our products and technologies is to improve the ability of mobile WiMAX to cost effectively handle the large volume of network traffic that we believe Voice Over Internet Protocol (“VoIP”) telephony, high speed web-surfing and next-generation wireless multimedia applications such as high resolution mobile TV, high fidelity streaming audio and interactive real-time gaming will generate. We intend to market our 802.16e WiMAX compliant products and technologies under the WiMAXplus trademark (“WiMAXplus™”) to network infrastructure and device manufacturers and network operators worldwide. To stimulate demand for our WiMAXplus products, we plan to partner with service providers to build and operate 802.16e WiMAX compliant networks that operate on our licensed spectrum and utilize network and device equipment which incorporate our WiMAXplus products and technologies. In addition, through our PacketVideo subsidiary, we are a global provider of embedded multimedia software for mobile phones. We believe our WiMAXplus enhanced network and subscriber solutions, combined with our wireless multimedia software products and our spectrum assets, will offer wireless service providers, cable operators, multimedia content distributors, applications service providers and Internet service providers a platform to provide advanced wireless broadband services to their customers. To facilitate the deployment of our WiMAXplus network solutions, we have accumulated a spectrum footprint across the U.S. covering a population of approximately 206 million people, or POPs, that includes nine of the top ten and 15 of the top 20 markets in the U.S..

Inception of NextWave Wireless LLC

NextWave Wireless Inc. (“Old NextWave Wireless”) was formed in 1996 as a wholly-owned operating subsidiary of NextWave Telecom, Inc. (“NTI”), which sought to develop a nationwide CDMA-based personal communication services (“PCS”) network. In 1998, Old NextWave Wireless, together with NTI and its other subsidiaries (the “NextWave Telecom group”), filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 2004, Old NextWave Wireless was converted from a corporation to a limited liability company. On March 1, 2005, the Bankruptcy Court confirmed the plan of reorganization of the NextWave Telecom group. The cornerstone of the plan was the sale of NTI and its subsidiaries, excluding Old NextWave Wireless, to Verizon Wireless for approximately $3.0 billion. With the proceeds of the Verizon sale, as well as the proceeds of prior PCS spectrum license sales to Cingular Wireless, Verizon Wireless and MetroPCS, all creditors of the NextWave Telecom group were paid in full and the NTI equity holders received an aggregate cash distribution of approximately $2.6 billion. In addition, the plan provided for the capitalization and distribution to the NTI equity holders of a new wireless technology company that would bear the NextWave name. Pursuant to the plan, on April 13, 2005, the NextWave Telecom group abandoned substantially all of its PCS assets other than the spectrum licenses and all remaining non-PCS assets and liabilities were contributed to Old NextWave Wireless. Immediately thereafter limited liability company interests (“LLC Interests”) in NextWave were distributed to the NTI equity holders and NextWave was capitalized with $550.0 million in cash. Through this process, Old NextWave Wireless was reconstituted as a company with a new capitalization and a new wireless technology business plan. The significant underlying assets contributed to NextWave included NTI’s residual cash referred to above, the common stock of NextWave Broadband Inc., the convertible Series A Preferred Stock and notes receivable from CYGNUS Communications, Inc. (“CYGNUS”), and wireless spectrum licenses from the Federal Communications Commission (“FCC”) useful to NextWave or its new wireless technology business. Pursuant to the plan, the NTI shareholders received undivided interests in the underlying assets of NextWave as part of their consideration for the redemption of their NTI shares, which was followed by the deemed contribution of these undivided interests to NextWave in return for unit membership interests in NextWave.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the period from inception (April 13, 2005) to December 31, 2005, included in NextWave’s Amended Form 10 filed with the United States Securities and Exchange Commission on August 10, 2006.

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

Principles of Consolidation and Strategic Investments

NextWave’s consolidated financial statements include the assets, liabilities and operating results of its wholly-owned and majority-owned subsidiaries as of July 1, 2006. NextWave’s operating results through January 2006 also include those of a variable interest entity in which NextWave was the primary beneficiary until February 2006, when NextWave acquired all of the remaining ownership interests of the entity and it became a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year End

NextWave’s Board of Managers approved a change, effective January 1, 2006, in NextWave’s fiscal year end and quarterly reporting periods from quarterly calendar periods ending on the Saturday nearest to December 31 of the current calendar year or the following calendar year. Normally, each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks. Fiscal year 2006 will be a 52-week year and the first 53-week year will occur in 2009. The three and six month periods ended July 1, 2006 include 13 and 26 weeks, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income includes unrealized gains and loses that are excluded from the consolidated statement of operations and are reported as a separate component in members’ equity. These unrealized gains and losses represent those on marketable securities that are classified as available-for-sale, and totaled $1.1 million and $0.8 million in unrealized losses at July 1, 2006 and December 31, 2005, respectively.

Recent Accounting Pronouncements

NextWave adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. NextWave has adopted the provisions of SFAS 123R using the prospective transition method, whereby it will continue to account for unvested equity awards to employees outstanding at December 31, 2005 using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and apply SFAS 123R to all awards granted or modified after that date. In accordance with the transition rules of SFAS 123R, NextWave no longer provides the pro forma disclosures in reports issued for periods ending after December 31, 2005 as SFAS 123R precludes companies that use the minimum value method for pro forma disclosure from continuing to provide those pro forma disclosures for outstanding awards accounted for under the intrinsic value method of APB 25. Refer below to Employee Unit- and Share-Based Compensation for more discussion of the adoption of SFAS 123R.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued staff position 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

FSP 115-1 replaces the impairment evaluation guidance of Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on NextWave’s results of operations, or cash flows for the six months ended July 1, 2006.

In June 2006, the FASB Issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective for NextWave’s fiscal year beginning December 31, 2006, with earlier application permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. NextWave’s management believes that adoption of this interpretation is not expected to have a material impact on its financial statements.

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

	NextWave Wireless LLC 2005 Units Plan	CYGNUS Communications, Inc. 2004 Stock Option Plan	PacketVideo Corporation 2005 Equity Incentive Plan
Weighted average risk-free interest rate	4.32%	4.37%	3.43%
Weighted average expected life (in years)	2.9	4.1	3.6
Expected stock price volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%
Annualized forfeiture rate	10%	10%	10%
Weighted average fair value of options granted	$0.36	$0.13	$0.39

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. As none of the plans have sufficient history for estimating the term from grant date to full exercise of the option, NextWave has considered expected terms applied, in part by peer companies to determine the expected life of each grant. Expected volatility is based on an average of peer companies’ expected volatilities due to lack of trading history of NextWave membership units or its subsidiaries’ shares. The dividend yield of zero is based on the fact that NextWave has never paid cash dividends and has no present intention to pay cash dividends.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in NextWave’s employee unit and stock options. Use of an option valuation model, as required by SFAS 123R, includes highly subjective assumptions based on long-term predictions and average life of each unit and stock option grant. Because NextWave’s unit- and share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect NextWave’s estimate of the fair values, in NextWave’s opinion, existing valuation models may not be reliable single measures of the fair values of NextWave’s unit- and share-based payments.

Total compensation cost of options granted since January 1, 2006 but not yet vested, as of July 1, 2006, was $4.8 million, which is expected to be recognized over a weighted average period of 3.7 years.

Share-based compensation expense of $0.2 million was recognized during the six months ended July 1, 2006 for membership interests issued to employee shareholders of one of the CYGNUS subsidiaries, stemming from a prior acquisition, for the attainment of certain product development milestones. The share based payments were recognized as compensation expense in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”

2.	Composition of Certain Financial Statement Items

Marketable Securities

Available-for-sale marketable securities consist of the following:

(in thousands)	July 1, 2006	December 31, 2005
Municipal securities	$229,376	$280,734
U.S. Treasury and Agency obligations	54,635	54,666
Corporate notes	25,783	30,182
Total short-term investments	$309,794	$365,582

Property and Equipment

Property and equipment, net, consist of the following:

(in thousands)	Estimated Useful life (in years)	July 1, 2006	December 31, 2005
Furniture and equipment	2-10	$10,193	$7,071
Purchased software	2-3	6,628	3,459
Leasehold improvements	3-5	499	879
Construction in progress	N/A	513	380
		17,833	11,789
Less accumulated depreciation		(3,201)	(697)
Total property and equipment, net		$14,632	$11,092

Wireless Licenses, Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	July 1, 2006				December 31, 2005
(dollars in thousands)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Leased wireless spectrum licenses	14 years	$35,137	$2,676	15 years	$31,347	$1,510
Purchased technology	7 years	8,600	1,169	7 years	8,600	555
Purchased customer base	8 years	5,700	678	8 years	5,700	321
Non-compete agreements	4 years	2,800	865	4 years	2,800	537
Other	3 years	63	5	3 years	16	3
		$52,300	$5,393		$48,463	$2,926
Intangible assets not subject to amortization:
Wireless spectrum licenses		$97,913			$15,630
Goodwill		32,936			24,782
Purchased tradenames and trademarks		2,400			2,400
		$133,249			$42,812

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

Investment in Inquam Broadband Holding, Inc.

On January 6, 2006, NextWave acquired 51% of the equity securities of newly formed Inquam Broadband Holding, Ltd. (“INQUAM”) for 1.3 million Euros, or $1.6 million. NextWave also has the right to designate three of the five members of the board of directors. The primary reason for the investment is to provide NextWave with an entry into the wireless broadband telecommunications market in Germany. Under the subscription and shareholder agreement, NextWave has agreed to provide additional funding up to 1.4 million Euros, or approximately $1.6 million. NextWave also has the option to acquire a 51% interest in a subsidiary of Inquam BMR GP, the holder of the remaining 49% interest in INQUAM, for 9.7 million Euros, or approximately $11.7 million, subject to adjustment for changes in liabilities or subsequent funding provided to the subsidiary by INQUAM. The option expires six months after the date of a final court decision as to the validity of a spectrum award made to such subsidiary by the German regulatory authority.

INQUAM and its wholly-owned subsidiary are included in NextWave’s consolidated financial statements from the date of the acquisition.

Acquisition of CYGNUS

On February 2, 2006, NextWave acquired all of the outstanding shares of common stock of CYGNUS and the minority interests of one of its subsidiaries, which are already included in the consolidated financial statements as NextWave is deemed to be the primary beneficiary in accordance with FIN 46(R). The total cost of the acquisition was determined as follows:

(in thousands)
Advances to CYGNUS, including interest	$18,145
Accumulated CYGNUS losses while consolidated in accordance with FIN 46R	(8,550)
Conversion of convertible preferred stock into common stock	1,884
Membership interests issued	1,558
Cash paid	53
Less cash acquired	(4,190)
Total acquisition cost	$8,900

Under the purchase method of accounting, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

(in thousands)
Accounts receivable	$196
Prepaid expenses and other current assets	511
Property and equipment	704
Goodwill	8,223
Deposits and other noncurrent assets	658
Accounts payable, accrued expenses and other current liabilities	(613)
Unfavorable lease liability	(692)
Long-term obligations	(87)
Total acquisition cost	$8,900

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

In connection with the acquisition of the minority interests of one of CYGNUS’ subsidiaries, NextWave agreed to issue $0.4 million and $0.5 million in cash, and 0.2 million and 0.2 million in membership interests to certain employee shareholders in December 2006 and December 2007, respectively, or earlier if certain product development milestones are attained. These payments are amortized as compensation expense over the period earned in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” Compensation expense totaled $0.2 million and $0.4 million during the three and six months ended July 1, 2006, respectively. The remaining cash portion of $0.6 million is recorded as deferred compensation and is included in prepaid and other current assets and other noncurrent assets in the consolidated balance sheet at July 1, 2006. The fair value of the membership interests will be remeasured at the end of each reporting period until issued, when the final fair value is determined. Unamortized estimated stock-based compensation totaled $0.3 million at July 1, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining service periods.

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

4.	Long-Term Obligations

Long-term obligations consist of the following at July 1, 2006 and December 31, 2005:

(in thousands)	July 1, 2006	December 31, 2005
Wireless spectrum lease, imputed interest at 8%, due 2019, net of unamortized discounts of $8,580 and $9,353, respectively, with three renewal options for 15 years each	$15,620	$17,047
Wireless spectrum lease, imputed interest at 8%, due 2015, net of an unamortized discount of $990, with five renewal options for 10 years each	2,402	—
Research and development funding due to Tekes, the National Technology Agency of Finland, interest at European Central Bank refinancing rate (2.75% at July 1, 2006) plus 3%, due annually in December through 2008	320	—
Industrial research assistance contribution from the Canadian government, due 2010	141	87
	18,483	17,134
Less current portion	(2,822)	(2,200)
	$15,661	$14,934

Future payments due on these obligations at July 1, 2006, are as follows:

(in thousands)
Fiscal Years Ending,
2006 (remaining six months)	$402
2007	2,680
2008	2,685
2009	2,175
2010	2,175
Thereafter	17,936
28,053
Less unamortized discount	(9,570)
Less current portion	(2,822)
Total long-term obligations	$15,661

In addition to the lease obligations, beginning in 2009, the first lease agreement in the table above provides for the payment of royalties based on .25% of NextWave’s gross revenues, subject to an annual cap of $1.8 million. The second lease agreement in the table above, beginning in 2007 and extending through any renewal periods, provides for the payment of royalties based on 0.25% of gross revenues, subject to a cap of 100% of the annual rent for years 2006-2020, a cap of 150% of the annual rent for years 2021-2035 and no cap during any remaining lease years.

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

(in thousands)
Fiscal Years Ending,
2006 (remaining six months)	$4,130
2007	4,972
2008	7,121
Total	$16,223

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

Future minimum lease payments under noncancellable operating leases, net of sublease rentals at July 1, 2006, are as follows:

(in thousands)	Lease Commitments	Sublease Rentals	Net
Fiscal Years Ending,
2006 (remaining six months)	$2,598	$(761)	$1,837
2007	5,947	(893)	5,054
2008	5,566	-	5,566
2009	4,697	-	4,697
2010	2,961	-	2,961
Thereafter	49	-	49
	$21,818	$(1,654)	$20,164

Indemnification of NextWave Telecom Inc. and Verizon Wireless Corp.

In connection with the sale of NTI and its subsidiaries to Verizon Wireless Inc. (“Verizon”), NextWave agreed to indemnify NTI and its subsidiaries against all pre-closing liabilities of NTI and its subsidiaries and against any violation of the Bankruptcy Court injunction against persons having claims against NTI and its subsidiaries, with no limit on the amount of such indemnity. NextWave is not currently aware of any such liabilities that remain following the plan of reorganization and Verizon has not made any indemnity claims.

A total of $165.0 million is currently held in escrow (the “Escrow Amount”) in order to satisfy any amounts due to Verizon in the event that the consolidated net loss of the NextWave Telecom group for the taxable year commencing on January 1, 2005, and ending on April 13, 2005 is, subject to certain adjustments, less than $1.362 billion, to cover any tax deficiencies for the pre-closing tax period, and to cover other indemnifiable losses relating to NTI and its subsidiaries, as described above. The Escrow Amount will be released in accordance with the escrow agreement upon the expiration of the applicable statute of limitations (including extensions thereof) relating to the tax matters addressed above. In addition, if at any time the Escrow Amount exceeds the amount, in the reasonable judgment of Verizon of the potential remaining indemnifiable losses described above, or if former equity holders of NTI have a final resolution with the IRS with respect to certain tax matters, such excess will be released. Verizon has a first-priority perfected security interest in the Escrow Amount.

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

Legal Proceedings

Finney v. NextWave

United States ex rel. Finney v. NextWave Telecom Inc. is a qui tam action filed in federal court in the Southern District of New York, with a corresponding administrative claim in bankruptcy court. Finney (the relator) alleges principally that NTI and other defendants, including NextWave Wireless, failed to disclose the existence of a federal statute - the Federal Credit Reform Act - to various agencies of the federal government and to the federal courts. She asserts that decisions issued by the bankruptcy court, the U.S. Court of Appeals for the D.C. Circuit, and the Supreme Court of the United States in connection with the NextWave Telecom group’s reorganization efforts were all flawed because they overlooked the relevance of that statute. She alleges that NTI and the other defendants should be held liable because it failed to bring the statute to the attention of these government agencies and courts and seeks damages of more than $9 billion.

The defendants filed a motion to dismiss on numerous grounds, including that the government was well aware of the existence of the Act, that it is not a false claim to fail to inform the government of the existence of a federal statute, that Finney’s claim was effectively a collateral challenge to the decisions of the bankruptcy court and the Supreme Court, and that the action is barred by virtue of the Global Settlement with the FCC and the consummation of the Verizon acquisition and the bankruptcy reorganization.

On February 24, 2006, the district court issued an order adopting the defendants’ principal arguments and proposing to dismiss the complaint in its entirety. Prior to dismissing, the district court asked the United States for its consent, and, on March 2, 2006, the United States consented to dismissal. On April 21, 2006, the District Court ruled that defendants were entitled to an award of legal fees. The court has referred the matter to a Magistrate to fix the amount of the fee award.

Finney has now filed a notice of appeal to the United States Court of Appeals for the Second Circuit. NextWave expects to join with the other defendants to promptly file a motion to have the appeal dismissed or the decision below affirmed. NextWave believes that the claims made by Finney are meritless and in fact frivolous and expects that it will prevail on appeal.

Other Disputes

NextWave currently is a party to various other legal proceedings that arise in the ordinary course of NextWave’s business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on NextWave’s financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. For example, NextWave is currently engaged in two separate disputes relating to leases of EBS spectrum covering approximately 1 million POPs in the Tom’s River, New Jersey geographic area. In each case, the lessor has claimed that NextWave is in breach of the terms of the lease and, in one case, has claimed that the lease has been terminated. While NextWave believes these claims are without merit, any adverse resolution would not have a material adverse effect on NextWave’s business, results of operations or financial condition.

6.	Equity Compensation Plans

NextWave Wireless LLC 2005 Units Plan

NextWave’s 2005 Units Plan provides for the issuance of nonqualified unit options, or restricted, performance-based, bonus, phantom or other unit-based awards to board managers, employees and consultants to NextWave. Each common unit represents one membership interest in NextWave. The prices, terms and conditions of the options and awards are established by the compensation committee of the board of managers at the time of each grant. Outstanding options generally vest over four years and have a maximum term of 10 years. In June 2006, the NextWave board of managers and members holding a majority of NextWave’s membership interests approved an amendment to the plan to provide an additional 20 million interests for awards under the plan. At July 1, 2006, NextWave may issue up to 74,688,000 membership units under this plan, of which 56,176,000 are granted and outstanding options and 18,512,000 are available for future grants.

The following table summarizes the status of the NextWave plan at July 1, 2006 and activity during the six months ended July 1, 2006:

	Options(in thousands)	Weighted Average Exercise Price per Unit	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(in thousands)
Outstanding at December 31, 2005	37,383	$1.00
Granted	20,964	$1.00
Exercised	(312)	$1.00
Forfeited	(1,859)	$1.00
Outstanding at July 1, 2006	56,176	$1.00	9.1	$—
Exercisable at July 1, 2006	56,176	$1.00	9.1	$—

The following table summarizes the status of NextWave’s unvested options as of July 1, 2006 and changes during the six months ended July 1, 2006:

	Options(in thousands)	Weighted Average Grant Date Fair Value per Unit(1)
Unvested at December 31, 2005	31,310	$—
Granted	20,964	$0.37
Vested	(10,190)	$0.15
Forfeited	(1,839)	$0.06
Early exercise of unvested options	(39)	$—
Unvested at July 1, 2006	40,206	$0.15

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

The following table summarizes the status of the CYGNUS plan at July 1, 2006 and activity during the six months ended July 1, 2006:

	Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	7,465	$0.11
Granted	30	$0.31
Exercised	(186)	$0.10
Forfeited	(601)	$0.11
Outstanding at July 1, 2006	6,708	$0.11	6.6	$759
Exercisable at July 1, 2006	4,691	$0.11	7.3	$538

The following table summarizes the status of CYGNUS’ unvested options as of July 1, 2006 and changes during the six months ended July 1, 2006:

	Options (in thousands)	Weighted Average Grant Date Fair Value per Share(1)
Unvested at December 31, 2005	5,963	$—
Granted	30	$0.13
Vested	(1,036)	$—
Forfeited	(601)	$—
Unvested at July 1, 2006	4,356	$—

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

NextWave received cash from the exercise of stock options under this plan of $19,000, with no related tax benefits during the six months ended July 1, 2006. Upon option exercises under this plan, NextWave issues new shares of CYGNUS stock. The CYGNUS 2004 Stock Option Plan was amended in February 2006 to provide for the conversion of each CYGNUS option into .30584 shares of NextWave upon the occurrence of a conversion event which includes the U.S. Securities and Exchange Commission’s declaration of a Form 10 effective in conjunction with an effective listing on a public securities exchange, or the sale, public offering or liquidation of NextWave ownership interests. At the time of conversion, the exchange will be accounted for as a modification under SFAS 123R and could result in additional compensation expense.

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

The following table summarizes the status of the PacketVideo plan at July 1, 2006 and activity during the six months ended July 1, 2006:

	Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,225	$1.00
Granted	867	$1.00
Forfeited	(213)	$1.00
Outstanding at July 1, 2006	8,879	$1.00	6.1	$—
Exercisable at July 1, 2006	—

The following table summarizes the status of PacketVideo’s unvested options as of July 1, 2006 and changes during the six months ended July 1, 2006:

	Options (in thousands)	Weighted Average Grant Date Fair Value per Share(1)
Unvested at December 31, 2005	8,225	$—
Granted	867	$0.40
Forfeited	(213)	$—
Unvested at July 1, 2006	8,879	$0.04

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

Stock-based compensation expense related to these warrants was measured using the fair value method as prescribed by SFAS No. 123, and totaled $0.1 million and $0.2 million during the three and six months ended July 1, 2006. The fair value assigned to the vested increments of this warrant was estimated at the date of vesting and, for the unvested increments, at July 1, 2006, using the Black-Scholes option-pricing model based on the following weighted average assumptions: contractual option term of 4.0 years, expected volatility of 50%, expected dividend yield of zero and a risk-free rate of 4.73%, resulting in a weighted average fair value of $0.44 per warrant unit. The fair value of the unvested increments will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting increment is determined. Unamortized estimated stock-based compensation totaled $0.5 million at July 1, 2006, and will be charged to the results of operations with an offsetting increase to membership interests in the consolidated balance sheet over the remaining vesting periods. In accordance with the requirements of SFAS No. 123R, no entries were made in NextWave’s financial statements for the unamortized stock-based compensation.

No options or warrants were issued to non-employees during the three months and six months ended July 1, 2006.

7.	Subsequent Events

On July 17, 2006, NextWave issued senior secured notes due 2010 in the aggregate principal amount of $350.0 million. The notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. NextWave will be obligated to pay the secured notes at their full face value of $350.0 million on July 17, 2010 and interest of 7% per annum, or $24.5 million, is payable semiannually in January and July each year commencing January 15, 2007. The original issue discount will provide the note purchasers with a yield that is in addition to the coupon rate upon repayment of the notes. After the payment of transaction related expenses, NextWave received net proceeds of $295.1 million available for the sole purpose of financing spectrum acquisitions and leases. After giving effect to NextWave's recent acquisition of WCS Wireless, Inc. for $160.5 million and the acquisition of two new EBS leases for $22.1 million, the remaining net proceeds of the senior secured notes are approximately $110.0 million. Concurrently with the notes placement, NextWave paid a $142.8 million deposit to the FCC to qualify for the AWS auction, of which $110.0 million was funded with the remaining proceeds from the notes placement. Amounts not used to purchase spectrum in the auction will be returned to NextWave after the auction is completed.

The purchasers of the senior secured notes were investment funds and other institutional investors, including affiliates of Avenue Capital Group, among others. Robert T. Symington, a member of NextWave’s Board of Managers, is a Portfolio Manager at Avenue Capital Group. Neither Mr. Symington nor Avenue Capital Group or its affiliates received any compensation in connection with the financing. The notes were guaranteed by certain of NextWave’s subsidiaries, including NextWave Broadband and PacketVideo. In addition, after our anticipated corporate conversion merger with and into a wholly owned limited liability company subsidiary of NextWave Wireless Inc., a new corporation formed under the laws of the State of Delaware, the notes will be guaranteed by NextWave Wireless Inc. No scheduled principal payments will be due on the notes before the maturity date of July 17, 2010. The notes are pre-payable at NextWave’s option at specified premiums to the principal amount that will decline over the term of the notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts and proceeds of any of the foregoing. NextWave is required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the notes in a restricted collateral account at all times while the notes remain outstanding. The purchase agreement contains representations and warranties, affirmative and negative covenants (including, without limitation, NextWave’s obligation to (i) maintain in full force and effect its FCC licenses and spectrum leases, (ii) use the note proceeds for the acquisition of spectrum, not to exceed $0.25 per MHz-POP, (iii) not become liable to any additional indebtedness, subject to certain exceptions and (iv) not make restricted payments to holders of subordinated debt or equity securities, including dividends) that are customary in similar types of transactions. The purchase agreement also contains customary events of default and additional events of default including, (i) NextWave’s failure to consummate the corporate conversion merger by December 31, 2006, (ii) NextWave’s failure to file a shelf registration statement with the SEC within 30 days of the consummation of the corporate conversion merger, and (iii) upon the termination, cancellation or rescission of any FCC license owned or leased by NextWave and necessary for its operation of a wireless communications system). If NextWave does not complete its anticipated corporate conversion merger on or prior to November 14, 2006, then the per annum interest rate on the notes shall be equal to 12% during the period from November 14, 2006 to the date on which the corporate conversion merger actually occurs.

In connection with the senior secured notes financing described above, NextWave Wireless Inc. entered into a warrant agreement with the purchasers of the senior secured notes, which will become operative after the corporate conversion merger, whereby NextWave Wireless Inc. will issue common stock purchase warrants to purchase an aggregate of 5% of NextWave Wireless Inc.’s shares of common stock, as of the date of the corporate conversion merger and before giving effect to the exercise of any warrant. The warrants will have an exercise price of $0.01 per share (subject to certain adjustments as set forth in the warrant agreement) and are exercisable at any time from the date of issuance until July 15, 2009, and have anti-dilution protection provisions. The shares of NextWave Wireless Inc. underlying the warrants are also entitled to registration rights that obligate NextWave Wireless Inc. to file a shelf registration statement within 30 days following the corporate conversion merger, and use its commercially reasonable efforts to have the shelf registration statement become or declared effective within 60 days from its filing. The holders of warrants will be entitled to continuous shelf registration rights for a period of two years from the date that such shelf registration is declared effective by the SEC. NextWave Wireless Inc. is required to bear the expenses of the shelf registration.

In July 2006, we entered into a lease agreement for wireless spectrum, covering a period of 30 years (including renewals), for an upfront royalty payment of $6.1 million, and monthly payments of $12,600. Upon final approval of the lease application by the FCC, we anticipate paying the upfront royalty payment of $6.1 million prior to year end. The upfront royalty payment of $6.1 million will be funded from our recently completed secured notes financing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period from inception (April 13, 2005) to December 31, 2005 contained in our Amended Form 10, filed with the Securities and Exchange Commission on August 10, 2006.

OVERVIEW

Our Inception

NextWave Wireless Inc. (“Old NextWave Wireless”) was formed in 1996 as a wholly-owned subsidiary of NextWave Telecom Inc. (“NTI”) which sought to develop a nationwide CDMA-based personal communication services (“PCS”) network. Pursuant to the plan of reorganization of NTI and its subsidiaries, NTI and its subsidiaries, excluding Old NextWave Wireless, were sold to Verizon Wireless for approximately $3.0 billion. Prior to this sale, on April 13, 2005, the NextWave Telecom Group abandoned substantially all of its PCS assets other than the spectrum licenses and all remaining non-PCS assets and liabilities were contributed to Old NextWave Wireless. Immediately thereafter, membership interests in NextWave Wireless LLC (together with its subsidiaries, “NextWave”) were distributed to the NTI equity holders and Old NextWave Wireless was capitalized with $550.0 million in cash. Through this process, Old NextWave Wireless was reconstituted as a company with a new capitalization and a new wireless technology business plan.

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

Our PacketVideo subsidiary supplies device embedded multimedia software to many of the largest manufacturers of high-end mobile phones in the world including LGE, Motorola, Nokia and Samsung. PacketVideo’s software enables a mobile handset to stream, download, and play video and music, receive live TV, or engage in two way video telephony. PacketVideo’s continued growth will be reliant on its ability to continue offering superior software solutions to its customers and on the continued growth of the global market for high-end mobile phones and other converged devices. PacketVideo’s revenues are currently generated from royalties associated with the licensing of its software products and by providing its customers with customized software development services on a contract basis. At present, approximately 65% of PacketVideo’s revenues are royalty based. We expect this percentage to increase over time based on the anticipated growth in the global market for devices having multimedia capabilities.

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

Minority Interest. Minority interest for the second quarter and first six months of 2006 totaled $0.2 million and $0.9 million, respectively, and primarily represented our minority partner’s share of losses in the newly formed INQUAM joint venture formed in January 2006.

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

(in thousands)	July 1, 2006	Increase (Decrease) for the Three Months Ended July 1, 2006	Increase (Decrease) For the Six Months Ended July 1, 2006	April 1, 2006	December 31, 2005
Working capital	$334,957	$(22,169)	$(121,461)	$357,126	$456,418
Cash and cash equivalents	30,643	(69,228)	(63,006)	99,871	93,649
Short-term investments	309,794	43,078	(55,788)	266,716	365,582
Total cash, cash equivalents and short-term investments	$340,437	$(26,150)	$(118,794)	$366,587	$459,231

The following table presents our utilization of cash, cash equivalents and short-term investments for the three and six months ended July 1, 2006 compared to the period from inception (April 13, 2005) to June 30, 2005:

(in thousands)	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006	From Inception (April 13, 2005) to June 30, 2005
Beginning cash, cash equivalents and short-term investments	$366,587	$459,231	$555,099
Cash paid for business combinations, net of cash acquired	(4,822)	(4,875)	—
Cash paid for acquisition of wireless spectrum licenses and subsequent lease obligations	(2,344)	(82,434)	—
Cash used by Inquam Broadband Ltd joint venture, net of cash investment from joint venture partner	(75)	(1,329)	—
Cash used in all other operating activities	(16,144)	(21,671)	(1,990)
Acquisition of property and equipment	(1,562)	(7,157)	(1,197)
Other, net	(1,203)	(1,328)	—
Ending cash, cash equivalents and short-term investments	$340,437	$340,437	$551,912

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

We have consummated transactions to acquire licensed spectrum rights since our inception for amounts totaling $98.9 million, including our acquisition of WCS licenses from Bal-Rivgam, LLC (“Bal-Rivgam”) for $56.9 million. The Bal-Rivgam acquisition agreement provides that $21.9 million of the proceeds of the purchase would be deposited into escrow until January 2008 to cover any liabilities stemming from Bal-Rivgam's ownership of the licenses prior to closing, claims resulting from breaches of representations or warranties and certain claims under the spectrum licenses.

In August 2006, we acquired WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the Central, Western, and Northeastern United States, for $160.5 million. The acquisition agreement provides that $8.0 million of the sale proceeds would be deposited into an escrow fund to cover liabilities resulting from breaches of representations and warranties, breaches of covenants and certain pre-closing tax losses. The escrow fund will remain in place until February 2007. The entire $160.5 million purchase price for WCS was funded with a portion of the proceeds from our recently completed secured notes financing. Wireless licenses that are purchased from third parties or in spectrum auctions held by the FCC are initially recorded at fair value, which is the purchase price paid for the license at the time of acquisition plus legal costs incurred to acquire the intangible asset. NextWave has determined that its WCS wireless spectrum licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, the licenses will not be amortized to expense, but, rather, reviewed for impairment on an annual basis.

Since April 1, 2006, we have entered into two lease agreements for wireless spectrum, covering a period of 30 years (including extensions), for aggregate upfront lease payments of approximately $22.1 million, plus monthly payments of $12,600. We have paid $1.5 million into an escrow account, and upon final approval of the lease applications by the FCC, we anticipate paying the balance of $20.6 million prior to year end. The entire $22.1 million upfront lease payments will be funded from our recently completed secured notes financing described below.

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

As of July 1, 2006, we had $340.4 million of cash, cash equivalents and short-term investments, leaving approximately $265.4 million of unrestricted funding after giving effect to the $75.0 million cash required to be reserved under our senior secured notes financing. These amounts do not include remaining net proceeds of $110.0 million available solely for financing spectrum acquisitions and leases from our senior secured notes financing (completed on July 17, 2006), after giving effect to our recent acquisition of WCS Wireless, Inc. for $160.5 million and the acquisition of two new EBS leases for $22.1 million. The remaining net proceeds of $110.0 million are currently on deposit with the FCC as part of our total $142.8 million deposit paid to qualify for the AWS auction. Any amounts not used to purchase spectrum in the auction will be returned to us after the auction is completed.

We are currently unable to project when our WiMAXplus products and technologies will commercially deployed and generate revenue. However, we believe that our current revenues, cash and short-term investments and financing activities will be sufficient to fund our operating activities at least through 2007, even if the $40 million expenditure relating to the current WCS substantial service date is required over the next 12 months.

•
We plan to fund our WiMAX technology development activities with our $265.4 million of unrestricted cash and investments until such point that we begin sales of our WiMAXplus chipsets and network component products and enter into licensing arrangements for our WiMAXplus technologies. Our WiMAXplus products and technologies are in the early stages of development and will require a substantial investment before they may become commercially viable. Our research and development expenses for our WiMAXplus products and technologies, including our WiMAXplus chipsets were $10.5 million in the second quarter. Largely due to our planned increase in engineering personnel, we expect our WiMAX development expenses to increase by approximately 50% over the next twelve months. Because we are adopting a strategy of licensing our technology and selling chipsets to third party equipment manufacturers, we do not anticipate that the license and sale of our products and technologies will require significant additional capital.

•
Our mobile WiMAX network solutions offerings will involve a service business and are not expected to require significant additional capital expenditures beyond what is necessary to complete our Henderson, Nevada office building and our trial network. With the exception of our trial network in Henderson, Nevada, we will not build-out wireless networks, but will provide our technologies, services and spectrum to our network partners who are engaged in these activities. In 2006, we expect to expend $5.0 million on the deployment of our trial network in Henderson, Nevada. If that trial network is successful, we anticipate that we will seek a network partner to expand the trial network to cover most of the Las Vegas metropolitan region.

•
Our PacketVideo operations are currently operating cash flow positive and we believe that PacketVideo’s operating cash flows will continue to be adequate to cover its operating costs at least through 2007. However, expansions of PacketVideo’s current operations or future acquisitions could require additional funding.

We may need to secure significant additional capital in the future to implement changes to, or expansions of, our business plan and to become cash flow positive. We may also require additional cash resources for other future developments, including any investments or acquisitions we may pursue, including investments or acquisitions of other business or technologies. If our existing working capital resources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. Our senior secured notes prohibit our incurrence of additional indebtedness, subject to certain exceptions. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and the requirement that we comply with operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

In July 2006, we issued senior secured notes due 2010 in the aggregate principal amount of $350.0 million. The notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. We will be obligated to pay the secured notes at their full face value of $350.0 million on July 17, 2010 and interest of 7% per annum, or $24.5 million, is payable semiannually in January and July each year commencing January 15, 2007. The original issue discount will provide the note purchasers with a yield that is in addition to the coupon rate upon repayment of the notes. After the payment of transaction related expenses, we received net proceeds of $295.1 million available for the sole purpose of financing spectrum acquisitions and leases. As noted above, after giving effect to our recent acquisition of WCS Wireless, Inc. for $160.5 million and the acquisition of two new EBS leases for $22.1 million, the remaining net proceeds of the senior secured notes are approximately $110.0 million. Concurrently with the notes placement, we paid a $142.8 million deposit to the FCC to qualify for the AWS auction, of which $110.0 million was funded with the remaining proceeds from the notes placement. Amounts not used to purchase spectrum in the auction will be returned to us after the auction is completed.

The purchasers of the senior secured notes were investment funds and other institutional investors, including affiliates of Avenue Capital Group, among others. Robert T. Symington, a member of our Board of Managers, is a Portfolio Manager at Avenue Capital Group. Neither Mr. Symington nor Avenue Capital Group or its affiliates received any compensation in connection with the financing. The notes were guaranteed by certain of our subsidiaries, including NextWave Broadband and PacketVideo. In addition, after our anticipated corporate conversion merger with and into a wholly owned limited liability company subsidiary of NextWave Wireless Inc., a new corporation formed under the laws of the State of Delaware, the notes will be guaranteed by NextWave Wireless Inc. No scheduled principal payments will be due on the notes before the maturity date of July 15, 2010. The notes are pre-payable at our option at specified premiums to the principal amount that will decline over the term of the notes from 105% to 100%, plus a make-whole amount applicable until July 17, 2008. The obligations under the notes are secured by first priority liens on certain pledged equity interests, FCC licenses, spectrum leases, securities accounts and proceeds of any of the foregoing. We are required to maintain $75.0 million in cash or cash equivalents from funds other than the proceeds of the notes in a restricted collateral account at all times while the notes remain outstanding. The purchase agreement contains representations and warranties, affirmative and negative covenants (including, without limitation, (i) our obligation to maintain in full force and effect our FCC licenses and spectrum leases, (ii) our obligation to use the note proceeds for the acquisition of spectrum, not to exceed $0.25 per MHz-POP, (iii) our obligation not to become liable to any additional indebtedness, subject to certain exceptions including the ability to enter into spectrum leases or to incur $25.0 million of acquired company debt or purchase money indebtedness and (iv) our obligation not to make restricted payments to holders of subordinated debt or equity securities, including dividends) that are customary in similar types of transactions. The purchase agreement also contains customary events of default and additional events of default including, (i) our failure to consummate the corporate conversion merger by December 31, 2006, (ii) our failure to file a shelf registration statement with the SEC within 30 days of the consummation of the corporate conversion merger, and (iii) upon the termination, cancellation or rescission of any FCC license owned or leased by us and necessary for our operation of a wireless communications system). If we do not complete our anticipated corporate conversion merger on or prior to November 14, 2006, then the per annum interest rate on the notes shall be equal to 12% during the period from November 14, 2006 to the date on which the corporate conversion merger actually occurs.

In connection with the senior secured notes financing described above, NextWave Wireless Inc. entered into a warrant agreement with the purchasers of the senior secured notes, which will become operative after the corporate conversion merger, whereby NextWave Wireless Inc. will issue common stock purchase warrants to purchase an aggregate of 5% of NextWave Wireless Inc.’s shares of common stock, as of the date of the corporate conversion merger and before giving effect to the exercise of any warrant. The warrants will have an exercise price of $0.01 per share (subject to certain adjustments as set forth in the warrant agreement) and are exercisable at any time from the date of issuance until July 15, 2009, and have anti-dilution protection provisions. The shares of NextWave Wireless Inc. underlying the warrants are also entitled to registration rights that obligate NextWave Wireless Inc. to file a shelf registration statement within 30 days following the corporate conversion merger, and use its commercially reasonable efforts to have the shelf registration statement become or declared effective within 60 days from its filing. The holders of warrants will be entitled to continuous shelf registration rights for a period of two years from the date that such shelf registration is declared effective by the SEC. NextWave Wireless Inc. is required to bear the expenses of the shelf registration.

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

Revenues from software products are generally recognized when the products are delivered. Revenues from customer support and training services are recognized on a straight-line basis over the life of the contract. For engineering design contracts, we recognize revenue pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and specifically follow guidance under Percentage of Completion (“POC”). Under the POC method, revenues are recognized on the basis of contract completion to-date or using actual costs incurred to total expected costs under the contract, resulting in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Deferred costs include all direct material and labor costs and those indirect costs related to contract performance and are reported as deferred contract costs in the consolidated balance sheet. We regularly review project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by us. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Amounts received from customers in excess of revenues earned under the POC method are recorded as advance payments from customers and reported as unearned revenue in the consolidated balance sheet.

Revenues from time and material contracts are recorded at agreed-upon billing rates at the time services are provided.

We earn royalties on licensed embedded multimedia software incorporated into products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. Royalty revenues are recognized when reported by licensees to us and totaled $5.8 million and $9.5 million during the three and six months ended July 1, 2006, respectively.

Valuation of Goodwill and Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and certain spectrum licenses. In lieu of amortization, we are required to perform an annual review for impairment or more frequently if impairment indicators arise. Goodwill and intangible assets not subject to amortization are considered to be impaired if we determine that the carrying value of the asset exceeds its fair value.

We will test goodwill for impairment at a reporting unit level using a two-step process. As of December 31, 2005, we had two reporting units as defined by SFAS 142, NextWave and PacketVideo. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We also evaluate the remaining useful life of our intangible assets that are not subject to amortization on an annual basis to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment and then amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Additionally, if the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

At October 1, 2005, our goodwill and intangible assets not subject to amortization were evaluated for impairment and we determined that no impairment existed at that date.

At December 31, 2005, intangible assets subject to amortization were evaluated for impairment as required by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which requires the recognition of an impairment loss when the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value, and we determined that no impairment existed at that date.

Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets requires the exercise of judgment. Upon initially recording intangible assets that are acquired through business combinations we may use an independent valuation firm to assist us in determining the appropriate values for those assets. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the undiscounted cash flows expected to result from the use of the assets. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

The recorded value of goodwill and other intangible assets may become impaired in the future. As of April 1, 2006, our goodwill and intangible assets, net of accumulated amortization, were $27.0 million and $148.3 million, respectively. If the estimates of fair values or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. We also cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Share-Based Payments and Pro forma Stock Based Compensation. We grant options and warrants to purchase our membership interests and common stock of our PacketVideo and CYGNUS subsidiaries to our employees, directors and consultants under our unit and stock option plans. The benefits provided by these plans qualify as share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires us to recognize compensation expense based on the estimated fair values of the share-based awards determined on the date of grant for all awards granted, modified or cancelled as of January 1, 2006 (the effective date).

Prior to the effective date, we did not recognize any compensation cost in our income statements for share-based awards granted with an option price equal to the fair market value of respective units or common stock on the date of grant as we accounted for them under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (“SFAS 123”). We provided pro forma net income in accordance with the disclosure only provision of SFAS 123. The stock based compensation expense used in these pro forma amounts is based on the minimum value method option-pricing model. This method required us to use several assumptions to estimate the fair value including the expected life of the option.

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

We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R and SFAS 123. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction. If factors change and we employ different assumptions in the application of SFAS 123R in future periods than those currently applied under SFAS 123R and those previously applied under SFAS 123 in determining our pro forma amounts, the compensation expense that we record in the future under SFAS 123R may differ significantly from what we have reported during the first quarter of 2006 and what we have reported as our pro forma expense during the period from inception (April 13, 2005) to December 31, 2005 under SFAS 123.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued staff position 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

FSP 115-1 replaces the impairment evaluation guidance of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), with references to existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP 115-1 also supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material impact on our results of operations, or cash flows for the three or six months ended July 1, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 did not have a significant effect on our consolidated financial statements.

In June 2006, the FASB Issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective for our fiscal year beginning December 31, 2006, with earlier application permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We believe that adoption of this interpretation is not expected to have a material impact on our financial statements.

Contractual Obligations

The following table summarizes our contractual obligations at July 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period(1)
(in thousands)	Total	Remainder of 2006	Years 2007-2008	Years 2009-2010	Years 2011 and Thereafter
Long-term obligations	$28,053	$402	$5,365	$4,350	$17,936
Operating leases	21,818	2,598	11,513	7,658	49
Services and other purchase agreements	16,223	4,130	12,093	—	—
Capital expenditures	10,675	10,675	—	—	—
Total	$76,769	$17,805	$28,971	$12,008	$17,985
Contractual Obligations entered into subsequent to July 1, 2006:
7% Senior Secured Notes	$350,000	$—	$—	$350,000	$—
Spectrum purchase and lease	176,500	176,500	—	—	—
Spectrum bid deposit	142,800	142,800	—	—	—

(1)
In August 2006, we acquired WCS Wireless Inc., which holds spectrum covering 188.8 million persons, or POPs, in the Central, Western, and Northeastern United States, for $160.5 million. The acquisition agreement provides that $8.0 million of the sale proceeds would be deposited into an escrow fund to cover liabilities resulting from breaches of representations and warranties, breaches of covenants and certain pre-closing tax losses. The escrow fund will remain in place until February 2007.

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

In July 2006, we issued senior secured notes due 2010 in the aggregate principal amount of $350.0 million. The notes were issued at a fifteen percent (15%) original issue discount, resulting in gross proceeds of $297.5 million. We will be obligated to pay the secured notes at their full face value of $350.0 million on July 17, 2010, and interest of 7% per annum, or $24.5 million, is payable semiannually in January and July each year commencing January 15, 2007. The original issue discount will provide the note purchasers with a yield that is in addition to the coupon rate upon repayment of the notes. In connection with the notes placement, NextWave Wireless Inc. agreed to issue warrants, at an exercise price of $0.01, to purchase an aggregate of 5% of the outstanding shares of common stock of NextWave Wireless Inc. as of the date of the corporate conversion merger and before giving effect to the exercise of any warrant. The notes placement provided us with net cash proceeds of $295.1 million available for the sole purpose of financing spectrum acquisitions and leases. As noted above, after giving effect to our recent acquisition of WCS Wireless Inc. for $160.5 million and the acquisition of two new EBS leases for $22.1 million, the remaining net proceeds of the senior secured notes are approximately $110.0 million. Concurrently with the notes placement, we paid a $142.8 million deposit to the FCC to qualify for the AWS auction, of which $110.0 million was funded with the remaining proceeds of the notes placement. Amounts not used to purchase spectrum in the auction will be returned to us after the auction is completed.

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

ITEM 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 1, 2006. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of July 1, 2006.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Except as described above, during the fiscal quarter ended July 1, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our amended Form 10 as filed with the Securities Exchange Commission on August 10, 2006. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10 are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended July 1, 2006, we granted stock options to purchase an aggregate of 11,310,728 units of our limited liability company interests (the “LLC Interests”) to employees and directors under our 2005 Units Plan (the “Plan”), at an exercise price of $1.00 per unit. Options generally vest over four years and have a term of not more than ten years. In addition, during the quarterly period ended July 1, 2006, we issued and sold an aggregate of 278,058 LLC Interests to employees and former employees pursuant to exercises of options for an aggregate purchase price of $278,058. The securities issued in these transactions were offered and sold in reliance on an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in these transactions.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 28, 2006, we requested and received the written consent of holders representing in excess of 50% of the aggregate number of the Company’s then outstanding LLC Interests to (1) convert from a Delaware limited liability company to a Delaware corporation through the merger of the Company with a wholly owned Delaware limited liability company subsidiary of NextWave Wireless Inc., a new corporation formed under the laws of the State of Delaware and (2) amend the Plan to provide an additional 20 million LLC Interests for awards under the Plan.

ITEM 5. Other Information

Not Applicable.

ITEM 6. Exhibits

4.1
Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent. (2)

4.2	Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto. (3)

4.3	Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto. (3)

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

10.2	Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent. (3)

10.3	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent. (3)

10.4
Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent. (3)

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

(1) Filed as an exhibit to the Registrant’s Registration of Securities on Form 10 filed on July 25, 2006.

(2) Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on September 8, 2006.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTWAVE WIRELESS LLC (Registrant)

September 8, 2006	By:	/s/ George C. Alex
(Date)		George C. Alex Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
4.1
Purchase Agreement, dated as of July 17, 2006, among NextWave Wireless LLC, as issuer, NextWave Broadband Inc., NW Spectrum Co., AWS Wireless Inc., and PacketVideo Corporation, as subsidiary guarantors, the note purchasers party thereto and The Bank of New York, as collateral agent. (2)

4.2	Warrant Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Holders listed on Schedule I thereto. (3)

4.3	Registration Rights Agreement, dated as of July 17, 2006, among NextWave Wireless Inc. and the Purchasers listed on Schedule I thereto. (3)

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

10.2	Guaranty, dated as of July 17, 2006, by and among NextWave Broadband, Inc., NW Spectrum Co., AWS Wireless Inc., PacketVideo Corporation and The Bank of New York, as Collateral Agent. (3)

10.3	Parent Guaranty, dated as of July 17, 2006, between NextWave Wireless Inc. and The Bank of New York, as Collateral Agent. (3)

10.4
Pledge and Security Agreement, dated as of July 17, 2006, by and among NextWave Wireless LLC, the undersigned direct and indirect subsidiaries of NextWave Wireless LLC, each additional Grantor that may become a party thereto and The Bank of New York, as Collateral Agent. (3)

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

(1) Filed as an exhibit to the Registrant’s Registration of Securities on Form 10 filed on July 25, 2006.

(2) Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on September 8, 2006.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 21, 2006.